Form 10-Q
period 2008-09-30
LADYBUG RESOURCE GROUP, INC.
filed 2008-11-10
CIK 1444313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☒  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

LADYBUG RESOURCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-153306	26-1973389
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Molly S. Ramage Ladybug Resource Group, Inc. 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246 (Address of principal executive offices)

425-821-1829
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒*   No ☐

*Company’s Registration Statement on Form S-1 became effective on September 19, 2008

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐    Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of November 5, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	September 30, 2008	June 30, 2008
	(unaudited)
CURRENT ASSETS:
Cash	$9,168	$25,181

COMPUTER EQUIPMENT – net of accumulated depreciation of $569 and $69, respectively	6,018	2,426
TOTAL ASSETS	$15,186	$27,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued professional fees	$10,106	12,000

Stockholders' Equity:
Common stock: $0.001 par value; 75,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	26,820	22,320
Accumulated deficit	(33,060)	(18,033)
Total stockholders’ equity	5,080	15,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,186	$27,607

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Operations

For the Three Months Ended September 30, 2008

(Unaudited)

Revenue	$24,357

Expenses:
Compensation	4,500
Professional fees	1,500
Office costs	33,384
Total	39,384
Net Loss	$(15,027)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Cash Flows

For the Three Months Ended September 30, 2008

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500
Contribution of services	4,500
Change in net operating assets	(1,894)
Net Cash Used by Operating Activities	(11,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,092)

CASH FLOWS FROM FINANCING ACTIVITIES	-

NET CHANGE IN CASH	(16,013)

CASH AT BEGINNING OF PERIOD	25,181

CASH AT END OF PERIOD	$9,168

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Notes to Unaudited Financial Statements

September 30, 2008

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month period ended September 30, 2008 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 as filed with the United States Securities and Exchange Commission which was declared effective on September 19, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

GOING CONCERN

The Company commenced operations on November 27, 2007 and has very limited financial resources and no committed sources of debt or equity financing.

The Company intends to seek business aggressively through the business contacts of its management. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise funds if necessary, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate increased levels of revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3

RELATED PARTY TRANSACTIONS

The Company’s President performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital.

The Company paid independent contractor fees of $10,000 to a director who is also the son of the Company’s President.

NOTE 4

CONCENTRATION OF RISKS

During the three months ended September 30, 2008, the Company derived 92.1% of its revenues from three companies, BFFS (13.1%), Cohort Investments (27.7%) and VOF (51.3%). These customers were introduced by and indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended September 30, 2008. The reported results may not necessarily reflect the future.

BUSINESS

Ladybug Resource Group, Inc. (the “Company,” “we,” “us,” and “Ladybug”) was incorporated in the State of Nevada on November 27, 2007 by Molly S. Ramage. Our business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Our initial marketing focus is the websites of the funeral industry in the Seattle, Washington area.

Ladybug has limited financial resources and has not established a source of equity or debt financing.

Operations

Ladybug designs the message or marketing theme included on Internet Websites. We will accept engagements for the development of entire Websites in which case we will work with other contractors to code complex portions of the project and design portions that are not theme or marketing related.

We refer to our approach as “Smart Design” which is about carefully planning the work that needs to be done before starting the project. We make sure a customer’s website is a good fit for its business and customers. We design our websites based on what it means for the customer.

We will also resell Website hosting space for the Websites of customers. In this case, the Website is hosted on the server of a Website hosting company, but we manage all changes to the Website.

Marketing

Ladybug obtains customer leads from the business and personal contacts of Molly S. Ramage and by word of mouth. Ms. Ramage works with a customer to understand the nature of the business and the theme that the customer wants to convey. She then works with Stephen H. Ramage, her husband, to develop the image and written portion of the theme. In most cases, she codes the HyperText Markup Language portions of the package to be placed on the customer Website. In certain cases, she will engage the assistance of independent subcontractors to assist her with complex coding requirements.

Ladybug bills for engagements after the work has been completed and accepted by the customer.

Competition

The Web applications markets are highly competitive and have low barriers of entry, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, we expect that we will face additional competition from existing competitors and new market entrants in the future. Some of these competitors are part-time contractors willing to provide services at low rates to enter the industry or earn extra money. On the other hand, many of our current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

•

Develop and expand their network infrastructures and service offerings more rapidly;

•

Adapt to new or emerging technologies and changes in customer requirements more quickly; and

•

Devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers.

Our ability to compete is based on our ability to meet customers through our other contacts and to convince those prospective customers that we provide quality personalized services at very competitive prices. We cannot provide assurances that our strategy will succeed.

Operations

The Company commenced operations on November 27, 2007 and has very limited financial resources and no committed sources of debt or equity financing.

Operations for the three months ended September 30, 2008 consisted of the following:

Revenue	$24,357

Expenses:
Compensation	4,500
Professional fees	1,500
Office costs	33,384
Total	39,384
Net Loss	$(15,027)

During the three months ended September 30, 2008, the Company derived 92.1% of its revenues from three companies, BFFS (13.1%), Cohort Investments (27.7%) and VOF (51.3%). These customers were introduced by and indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

Substantially all of our revenue related to our standard Website development and consulting services.

Molly S. Ramage, our President, performed work for us and permitted us to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital. Ms. Ramage will start collecting a salary when we have the resources to pay it. Specific guidelines have not been determined.

The most significant portion of office costs consist of $29,500 paid to independent contractors who assisted in our web development and management efforts. Of this amount, $10,000 was paid to a director and who is also the son of the Company’s President.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $15,186 in total assets as of September 30, 2008, which included $9,168 of current assets consisting of cash and $6,018 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $10,106 as of September 30, 2008, consisting solely of accrued professional fees.

Ladybug had negative working capital of $938 and an accumulated deficit of $33,060 as of September 30, 2008.

Ladybug had net cash used by operating activities of $11,921 for the three months ended September 30, 2008, consisting of net loss of $15,027 and $1,894 of change in net operating activities, offset by $4,500 of contribution of services and $500 of depreciation.

Ladybug had $4,092 of net cash used by investing activities for the three months ended September 30, 2008, consisting entirely of $4,092 of purchase of equipment in connection with the purchase of computer and related hardware.

Ladybug does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our President and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Ramage. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing after the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we generate annual revenue of at least $100,000 per year.

We may seek private capital at some time in the future. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our President or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended and as such will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

To meet commitments that become due more than 12 months in the future, we will have to obtain engagements in sufficient number and at sufficient levels of profitability, of which there can be no assurance. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if the same financing can be obtained on terms deemed reasonable to management.

Recently Issued Accounting Pronouncements

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and Final Rule Release 33-8934, commencing with our annual report for the fiscal year ending June 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, for the fiscal year ended June 30, 2010, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2010 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included in our Registration Statement that was declared effective on September 19, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A

RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

Ladybug has a very limited operating history and anticipates generating losses for the foreseeable future.

Ladybug was formed in November 2007. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Ladybug’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets such as ours. These risks include:

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

the need to develop corporate infrastructure;

•

the ability to access and obtain capital when required; and

•

the dependence upon key personnel.

Ladybug cannot be certain that its business strategy will be successful or that it will ever have profitable business activities or generate sustainable revenues. Furthermore, Ladybug believes that it is probable that it will incur operating losses and negative cash flow for the foreseeable future.

Ladybug has no financial resources, and its independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about its ability to continue as a going concern.

Ladybug has very limited financial resources and an accumulated deficit of $33,060 at September 30, 2008. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2008 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ladybug is and will continue to be completely dependent on the services of its President, Molly S. Ramage, and its Vice President, Stephen H. Ramage, the loss of whose services would likely cause its business operations to cease.

Ladybug’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Molly S. Ramage, its President, and Stephen H. Ramage, its Vice President. Ms. Ramage spends approximately 30 hours per week on Company matters and Stephen Ramage spends approximately 10 hours per week on Company matters. If we were to lose the services of either one or both, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our Chief Executive Officer, Molly S. Ramage, is principally responsible for the execution of our business. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines with our business plan. We will fail without Ms. Ramage or an appropriate replacement(s).

We depend on a very limited number of customers.

During the three months ended September 30, 2008, the Company derived 92.1% of its revenues from three companies, BFFS (13.1%), Cohort Investments (27.7%) and VOF (51.3%). These customers were introduced by and indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.  We do not have long-term agreements with any of customer and cannot predict the likelihood of getting additional engagements from them.

We operate in a highly competitive industry with low barriers to entry, and we may be unable to compete successfully against existing or new competitors.

The Web applications markets are highly competitive and have low barriers of entry, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, we expect that we will face additional competition from existing competitors and new market entrants in the future. Some of these competitors are part-time contractors willing to provide services at low rates to enter the industry or earn extra money. On the other hand, many of our current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

•

Develop and expand their network infrastructures and service offerings more rapidly;

•

Adapt to new or emerging technologies and changes in customer requirements more quickly; and

•

Devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers.

Our success depends on our ability to maintain our professional reputation and name. If we are unable to do so, our business would be significantly and negatively impacted.

We depend on our overall reputation and name recognition to secure new engagements. We expect to obtain and are likely to continue obtaining many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for new engagements. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

We currently are likely to complete a limited number of engagements in a year. Our revenues and operating results will fluctuate significantly from quarter to quarter, which may cause our stock price, if one exists, to decline.

Our current limited sources of resources permit us to perform a limited number of engagements in any one financial reporting period. Performance of a small number of engagements in any one financial reporting quarter compared with the number of engagements performed in other surrounding periods will have a significant percentage impact on that quarter compared to the other quarters. As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful in the short term and that you should not rely upon our performance in a particular period as an indication of our performance in any future period.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only three employees. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Molly S. Ramage, our Chief Executive Officer, and Benjamin Ramage, our Chief Financial Officer, have no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Molly S. Ramage, our Chief Executive Officer and chief accounting officer, and Benjamin Ramage, our Chief Financial Officer, have no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Having only three Directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President/Director.

We have only three Directors, Molly Ramage, Stephen Ramage and Benjamin Ramage, who are also executive officers.  Further, Molly Ramage and Stephen Ramage are married to each other, and Benjamin Ramage is their son. Accordingly, we cannot establish Board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of Board members is decided in favor of the Chairman, Molly Ramage, which gives her significant control over all corporate issues.

Until we have a larger Board of Directors that would include some independent members, if ever, there will be limited oversight of our President’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 75,000,000 shares of common stock, and as of October 24, 2008, 63,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

Our Articles of Incorporation provide for indemnification of officers and Directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or Directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our Directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our Directors, officers, employees, or agents, upon such person's written promise to repay us even if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a Director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a Director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock. A market maker has filed a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA") on our behalf so that the shares of our common stock may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) commencing sometime in the future. There can be no assurance that we will be able to clear FINRA comments to obtain a trading symbol on the OTCBB nor can we estimate as to the time period of this process. If the Form 15c2-11 is accepted and we clear FINRA comments, there can be no assurances as to whether:

1.

any market for our shares will develop;

2.

the prices at which our common stock will trade; or

3.

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, in the event a market develops, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will likely be on the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market.  Our common stock’s penny stock status may also have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

The ability of our President and majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our President and four other principal shareholders beneficially own 95.76% of our outstanding common stock. Because of this level of beneficial stock ownership, our President and four other principal shareholders will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our President and four other principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and Directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our President and three other principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our President and three other principal stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Future sales of common stock by our existing shareholders could adversely affect our stock price.

As of October 24, 2008, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things; determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the OTCBB, investors in our common stock may find it difficult to sell their shares.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our Registration Statement, September 19, 2008, we are required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year that our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our Registration Statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

(a)

Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

(b)

Reports of Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ladybug Resource Group, Inc.

(Registrant)

/s/ Molly S. Ramage

Molly S. Ramage

Title:

President (Principal Executive Officer) and

Chief Financial Officer

(Principal Financial Officer)

November 7, 2008