Form 10-Q
period 2008-12-31
LADYBUG RESOURCE GROUP, INC.
filed 2009-02-17
CIK 1444313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

425-821-1829
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer       Smaller Reporting Company  X  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of January 15, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes         No  X  .

Transitional Small Business Disclosure Format (check one): Yes         No  X  .

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

December 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)
CURRENT ASSETS:
Cash	$16,340	$25,181

COMPUTER EQUIPMENT – net of accumulated depreciation of $1,069 and $69, respectively	5,519	2,426
TOTAL ASSETS	$21,859	$27,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued professional fees	$13,356	12,000

Stockholders' Equity:
Common stock: $0.001 par value; 75,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	31,320	22,320
Accumulated deficit	(34,137)	(18,033)
Total stockholders’ equity	8,503	15,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,859	$27,607

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Operations

 (Unaudited)

	Three Months Ended December 31, 2008	Period from November 27, 2007 (Inception) through December 31, 2007

Revenue	$14,600	$-

Expenses:
Compensation	4,500	-
Professional fees	6,000	-
Office and subcontractor costs	5,177	-
Total	15,677	-
Net Loss	$(1,077)	$-

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	11,320,000	10,300,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Operations

 (Unaudited)

	Six Months Ended December 31, 2008	Period from November 27, 2007 (Inception) through December 31, 2007

Revenue	$38,957	$-

Expenses:
Compensation	9,000	-
Professional fees	7,500	-
Office and subcontractor costs	38,561	-
Total	55,061	-
Net Loss	$(16,104)	$-

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	11,320,000	10,300,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Cash Flows

 (Unaudited)

	Six Months Ended December 31, 2008	Period from November 27, 2007 (Inception) through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,104)	$-
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,000	-
Contribution of services	9,000	-
Change in net operating assets	1,356	-
Net Cash Used by Operating Activities	(4,748)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,093)	-

NET CHANGE IN CASH	(8,841)	-

CASH AT BEGINNING OF PERIOD	25,181	-

CASH AT END OF PERIOD	$16,340	$-

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Notes to Unaudited Financial Statements

December 31, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 as filed with the United States Securities and Exchange Commission which was declared effective on September 19, 2008. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

NOTE 2

 GOING CONCERN

The Company was incorporated on November 27, 2007 and began generating revenues in early 2008. It has very limited financial resources and no committed sources of debt or equity financing.

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

NOTE 3

RELATED PARTY TRANSACTIONS

The Company’s President performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service, ($4,500 and $9,000, respectively, for the three and six months ended December 31, 2008), was recorded as an expense and as a contribution to paid-in-capital.

The Company paid a director, who is the son of the Company’s President, independent contractor fees of $10,000 for the six months ended December 31, 2008.

NOTE 4

CONCENTRATION OF RISKS

During the six months ended December 31, 2008, the Company derived 69.7% of its revenues from four companies, BFFS (9.6%), Cohort Investments (18.4%), VOF (32.1%) and SeattleCremations.com (9.6%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Ladybug Resource Group, Inc. (sometimes referred to herein as “Ladybug”, the “Company”, “we”, or “us”) cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended December 31, 2008. The reported results may not necessarily reflect the future.

BUSINESS

Ladybug Resource Group, Inc. was incorporated in the State of Nevada on November 27, 2007 by Molly S. Ramage, our President and Chairman. Our business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Our initial marketing focus is the websites of the funeral industry in the Seattle, Washington area.

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

Marketing

Ladybug obtains customer leads from the business and personal contacts of Molly S. Ramage and by word of mouth. Ms. Ramage works with a customer to understand the nature of the business and the theme that the customer wants to convey. She then works with Stephen H. Ramage, her husband, and our Vice President and Director, to develop the image and written portion of the theme. In most cases, she codes the HyperText Markup Language portions of the package to be placed on the customer Website. In certain cases, she will engage the assistance of independent subcontractors to assist her with complex coding requirements.

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

Operations

The Company was incorporated on November 27, 2007 and began operating activities in early 2008. It has very limited financial resources and no committed sources of debt or equity financing.

Results of Operations for the Three Months Ended December 31, 2008

Operations for the three months ended December 31, 2008 consisted of the following (the Company was inactive for the period from November 27, 2007 (Inception)) through December 31, 2007:

Revenue	$14,600

Expenses:
Compensation	4,500
Professional fees	6,000
Office costs	5,177
Total	15,677
Net Loss	$(1,007)

Our revenue during the three months ended December 31, 2008 was adversely impacted by health issues affecting the Company’s president which reduced the number of hours that she was able to work each week. At this time, the Company cannot predict the extent to which its president will recover sufficiently to perform work on a full-time basis.   In the event she is unable to perform work on a fulltime basis, the Company will be forced to expend additional resources on outside consultants which will increase the Company’s expenses.

Molly S. Ramage, our President and Chairman, performed work for us and permitted us to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500 per quarter, was recorded as an expense and as a contribution to paid-in-capital. Ms. Ramage will start collecting a salary when we have the resources to pay it. Specific guidelines have not been determined.

The most significant portion of office costs for the three months ended December 31, 2008, consisted of $6,000 paid to independent contractors who assisted in our web development and management efforts and $5,177 paid for professional services.

Results of Operations for the Six Months Ended December 31, 2008

Operations for the six months ended December 31, 2008 consisted of the following (the Company was inactive for the period from November 27, 2007 (Inception)) through December 31, 2007:

Revenue	$38,957

Expenses:
Compensation	9,000
Professional fees	7,500
Office costs	38,561
Total	55,061
Net Loss	$(16,104)

Our revenue during the six months ended December 31, 2008 was adversely impacted by health issues affecting the Company’s president which reduced the number of hours that she was able to work each week. At this time, the Company cannot predict the extent to which its president will recover sufficiently to perform work on a fulltime basis.

During the six months ended December 31, 2008, the Company derived 69.7% of its revenues from four companies, BFFS (9.6%), Cohort Investments (18.4%), VOF (32.1%) and SeattleCremations.com (9.6%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

Substantially all of our revenue related to our standard Website development and consulting services.

Molly S. Ramage, our President and Chairman, performed work for us and permitted us to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500 per quarter or $9,000, was recorded as an expense and as a contribution to paid-in-capital. Ms. Ramage will start collecting a salary when we have the resources to pay it. Specific guidelines have not been determined.

The most significant portion of office costs consist of $31,750 paid to independent contractors who assisted in our web development and management efforts and $7,500 paid for professional services. Of the amount paid to subcontractors, $10,000 was paid to an individual who is a director and is also the son of the Company’s President.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $21,859 in total assets as of December 31, 2008, which included $16,340 of current assets consisting solely of cash and $5,519 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $13,356 as of December 31, 2008, consisting principally of accrued professional fees.

Ladybug had working capital of $2,984 and an accumulated deficit of $34,137 as of December 31, 2008.

Ladybug had net cash used by operating activities of $4,748 for the six months ended December 31, 2008, consisting of net loss of $16,104, offset by $9,000 of contributed services as described above, $1,000 of depreciation and $1,356 of change in net operating activities.

Ladybug had $4,093 of net cash used by investing activities for the six months ended December 31, 2008, consisting entirely of $4,093 of the purchase of computer and related hardware.

Ladybug does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances, when needed, will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our President and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Ramage. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing after the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we generate annual revenue of at least $100,000 per year, if ever.

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

Recently Issued Accounting Pronouncements

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and Final Rule Release 33-8934 and 34-58028, commencing with our annual report for the fiscal year ending June 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended December 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Ladybug has very limited financial resources and an accumulated deficit of $34,137 at December 31, 2008. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2008 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ladybug is and will continue to be completely dependent on the services of its President, Molly S. Ramage, and its Vice President, Stephen H. Ramage, the loss of whose services would likely cause its business operations to cease.

Ladybug’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Molly S. Ramage, its President, and Stephen H. Ramage, its Vice President. Ms. Ramage spends approximately 30 hours per week on Company matters and Stephen Ramage spends approximately 10 hours per week on Company matters. Ms. Ramage reduced her hours during the latter part of 2008 because of health related issues. She cannot predict the timing or likelihood of recovering sufficiently to be able to resume her normal work schedule.  In the event she is unable to perform work on a full-time basis, the Company will be forced to expend additional resources on outside consultants which will increase the Company’s expenses.

If we were to lose the services of either one or both for any reason, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our President, Molly S. Ramage, is principally responsible for the execution of our business. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines with our business plan. We will fail without Ms. Ramage or an appropriate replacement(s).

We depend on a very limited number of customers.

During the six months ended December 31, 2008, the Company derived 69.7% of its revenues from four companies, BFFS (9.6%), Cohort Investments (18.4%), VOF (32.1%) and SeattleCremations.com (9.6%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements. We do not have long-term agreements with any of customer and cannot predict the likelihood of getting additional engagements from them.

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

Molly S. Ramage, our President and Chief Executive Officer and chief accounting officer, and Benjamin Ramage, our Chief Financial Officer, have no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a Director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a Director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock. The Financial Industry Regulatory Authority ("FINRA") has assigned us a trading symbol (“LBRG”) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA.  There can be no assurances as to whether:

1.

any market for our shares will ever develop;

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

As of January 15, 2009, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

We are required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

As our shares are currently quoted on the OTCBB, we are required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the OTCBB, investors in our common stock may find it difficult to sell their shares.

Additionally, pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any twenty-four (24) month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year year, during which time any subsequent late filing would reset the one-year period of de-listing.  As such, if we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any twenty-four (24) month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effectiveness date of our Registration Statement, September 19, 2008, we are required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year that our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our Registration Statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934, as amended until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

Exhibit Number	Description
31.1*	Section 302 Certification Of Principal Executive And Principal Financial Officer

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Principal Executive And Principal Financial Officer

* Filed herewith.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ladybug Resource Group, Inc.

            (Registrant)

/s/ Molly S. Ramage

Molly S. Ramage

Title:

President and Chief Executive Officer

(Principal Executive Officer

and Principal Financial Officer)

February 17, 2009