Form 10-Q
period 2009-03-31
LADYBUG RESOURCE GROUP, INC.
filed 2009-05-15
CIK 1444313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

425-821-1829
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes       .    No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      .

Non-Accelerated Filer     .    Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of May 15, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      .   No  X .

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)
CURRENT ASSETS:
Cash	$9,337	$25,181
Accounts receivable	1,200	-
Total Current Assets	10,537	25,181

COMPUTER EQUIPMENT – net of accumulated depreciation of $1,569 and $69, respectively	5,019	2,426
TOTAL ASSETS	$15,556	$27,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued professional fees	$12,123	12,000

Stockholders' Equity:
Common stock: $0.001 par value; 75,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	35,820	22,320
Accumulated deficit	(43,707)	(18,033)
Total Stockholders’ Equity	3,433	15,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,556	$27,607

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Operations

 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenue	$2,904	$-

Expenses:
Compensation	4,500	-
Professional fees	1,413	-
Office and subcontractor costs	6,561	-
Total	12,474	-
Net Loss	$(9,570)	$-

Net loss per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	11,320,000	10,388,352

See accompanying notes to the financial statements.

Statement of Operations

 (Unaudited)

	Nine Months Ended March 31, 2009	Period from November 27, 2007 (Inception) through March 31, 2008

Revenue	$41,861	$-

Expenses:
Compensation	13,500	-
Professional fees	8,913	-
Office and subcontractor costs	45,122	-
Total	67,535	-
Net Loss	$(25,674)	$-

Net loss per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	11,320,000	10,364,320

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31, 2009	Period from November 27, 2007 (Inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,674)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500	-
Contribution of services	13,500	-
Increase in accounts receivable	(1,200)	-
Increase in accrued expenses	123
Net Cash Used by Operating Activities	(11,751)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,093)	-

NET CHANGE IN CASH	(15,844)	-

CASH AT BEGINNING OF PERIOD	25,181	-

CASH AT END OF PERIOD	$9,337	$-

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

March 31, 2009 and 2008

Notes to Interim Financial Statements

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement filed on September 3, 2008, which was declared effective on September 19, 2008.

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

NOTE 3

RELATED PARTY TRANSACTIONS

The Company’s President performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service, ($4,500 and $13,500, respectively, for the three and nine months ended March 31, 2009), was recorded as an expense and as a contribution to paid-in-capital.

The Company paid a director, who is the son of the Company’s President, independent contractor fees of $10,000 for the nine months ended March 31, 2009.

NOTE 4

CONCENTRATION OF RISKS

During the nine months ended March 31, 2009, the Company derived 71.9% of its revenues from four companies, BFFS (12.0%), Cohort Investments (17.1%), VOF (29.8%) and SeattleCremations.com (13.0%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended March 31, 2009. The reported results may not necessarily reflect the future.

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

Results of Operations for the Three Months Ended March 31, 2009

Operations for the three months ended March 31, 2009 consisted of the following (the Company was inactive for the period from November 27, 2007 (Inception)) through March 31, 2008:

Revenue	$2,904

Expenses:
Compensation	4,500
Professional fees	1,413
Office costs	6,561
Total	12,474
Net Loss	$(9,570)

Our revenue during the three months ended March 31, 2009 was adversely impacted by health issues affecting the Company’s president which reduced the number of hours that she was able to work each week. At this time, the Company cannot predict the extent to which its president will recover sufficiently to perform work on a fulltime basis.  In the event she is unable to perform work on a fulltime basis, the Company will be forced to expend additional resources on outside consultants which will increase the Company’s expenses.  The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites.  Additionally, the Company’s revenues have decreased somewhat during the recent period due to the fact that the 2009 presidential election has ended.  During the election process, the Company had increased revenues due to the development of political and election related websites, which have dwindled as a result of the completion of the election.

Molly S. Ramage, our President, performed work for us and permitted us to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital. Ms. Ramage will start collecting a salary when we have the resources to pay it. Specific guidelines have not been determined.

The most significant portion of office costs for the three months ended March 31, 2009, consisted of $1,413 paid to independent contractors who assisted in our web development and management efforts and $6,530 paid for professional services.

Results of Operations for the Nine Months Ended March 31, 2009

Operations for the nine months ended March 31, 2009 consisted of the following:

Revenue	$41,861

Expenses:
Compensation	13,500
Professional fees	8,913
Office costs	45,122
Total	67,535
Net Loss	$(25,674)

Our revenue during the nine months ended March 31, 2009 was adversely impacted by health issues affecting the Company’s president which reduced the number of hours that she was able to work each week. At this time, the Company cannot predict the extent to which its president will recover sufficiently to perform work on a fulltime basis.   The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites.

During the nine months ended March 31, 2009, the Company derived 71.9% of its revenues from four companies, BFFS (12.0%), Cohort Investments (17.1%), VOF (29.8%) and SeattleCremations.com (13.0%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements.

Substantially all of our revenue related to our standard Website development and consulting services.

Molly S. Ramage, our President and Chairman, performed work for us and permitted us to use facilities and equipment owned by her without charge. The estimated cost of this service, $4,500 per quarter or $13,500, was recorded as an expense and as a contribution to paid-in-capital. Ms. Ramage will start collecting a salary when we have the resources to pay it. Specific guidelines have not been determined.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $15,556 in total assets as of March 31, 2009, which included $10,537 of current assets consisting of cash and accounts receivable and $5,019 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $12,123 as of March 31, 2009, consisting principally of accrued professional fees.

Ladybug had negative working capital of $1,586 and an accumulated deficit of $43,707 as of March 31, 2009.

Ladybug had net cash used by operating activities of $11,751 for the nine months ended March 31, 2009, consisting of net loss of $25,674, offset by $13,500 of contributed services, $1,500 of depreciation and $1,077 of change in net operating activities.

Ladybug had $4,093 of net cash used by investing activities for the nine months ended March 31, 2009, consisting entirely of the purchase of computer and related hardware.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended March 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended March 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Ladybug has very limited financial resources and had negative working capital of $1,586 and an accumulated deficit of $43,707 at March 31, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2008 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

If we were to lose the services of either one or both for any reason, it is unlikely that we would be able to continue conducting our business plan even if financing is obtained.

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

During the nine months ended March 31, 2009, the Company derived 77.2% of its revenues from four companies, BFFS (17.3%), Cohort Investments (17.1%), VOF (29.8%) and SeattleCremations.com (13.0%). These customers were introduced by and the first three indirectly related to a minority shareholder of the Company. The work done for VOF related to a politically oriented website and is not expected to result in recurring engagements. We do not have long-term agreements with any of customer and cannot predict the likelihood of getting additional engagements from them.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 75,000,000 shares of common stock, and as of May 15, 2009, 63,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

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

As of May 15, 2009, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

As the effectiveness date of our Registration Statement, September 19, 2008, we are required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year that our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our Registration Statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

(a)           Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

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

May 15, 2009