Form 10-K
period 2009-06-30
LADYBUG RESOURCE GROUP, INC.
filed 2009-09-28
CIK 1444313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

LADYBUG RESOURCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-153306	26-1973389
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Molly S. Ramage Ladybug Resource Group, Inc. 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246 (Address of principal executive offices)

425-821-1829
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [  ]  No   [  ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of December 31, 2008, the end of the issuer’s most recently completed second fiscal quarter, was $0, as the issuer’s common stock had not traded on the Over-The-Counter Bulletin Board as of that date.

At September 15, 2009, there were 11,320,000 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	30

SIGNATURES	31

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009. AS USED HEREIN, THE "COMPANY," “LADYBUG,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO LADYBUG RESOURCE GROUP, INC.

ITEM 1. BUSINESS

Ladybug was incorporated in the State of Nevada on November 27, 2007 by Molly S. Ramage. Our business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Our initial marketing focus is the websites of the funeral industry in the Seattle, Washington area; however, we also currently market our service via email and the internet across the world.

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

We refer to our approach as “Smart Design” which is about carefully planning the work that needs to be done before starting the project. We make sure a customer’s website is a good fit for its business and customers. We design our websites based on what it means for the customer. We work to:

•	Increase brand recognition;

•	Integrate the website with a customer’s marketing goals and strategies; and

•	Enhance a customer’s credibility through offerings that are timely and relevant.

A successful website depends on much more than just aesthetics. Delivery of a successful product to a customer requires careful analysis of what customers want and need for their business.

We have developed an approach to accomplish our development efforts.

The first stage is the Planning and Discovery Stage. During this stage we get to know the customer and its business to determine:

•	The customer’s marketing objectives;

•	The customer’s expected Website audience and the expectations of that audience;

•	The message to be conveyed to the target audience; and

•	The competitive landscape in the customer’s industry and the industry’s best practices on the Internet.

Once we have a thorough understanding of a customer’s place in the market and its business needs, we make recommendations of how we can best help achieve those goals. We help a customer to make decisions about the course of the project and how it will impact their overall marketing scheme.

The information that we develop during this process will provide us in the Concept Stage. During this stage we develop concepts for customer review - keeping in mind usability, best design practices, and ease-of-use.

Designing the look and feel of a Website is just one part of this stage; other tasks include:

•	Determining the architecture of the Website by developing a detailed site map.

•	If the website includes technical developments, such as a shopping cart, we make sure that the design meets all usability standards.

When the look of the Website has been developed and all of the web pages that will need to be constructed have been identified, we start to build the Website in our Implementation Stage. During this phase we do the following:

•	Construct the navigational architecture with what we believe to be usability best practices;

•	Propagate all pages with graphics and content;

•	Code any technical requirements into the site - such as eCommerce functions and interactivity; and

•	Create extra features like Flash animations, dynamic menus, and multimedia components.

Also, during this phase, we review all areas of the site to ensure that we have met our internal standards of making the site extremely simple to use.

We then enter the Deployment Stage. Prior to the Website going-live on the Internet, we:

•	Test the site to make sure it provides the best user experience possible;

•	Obtain customer approval that we have met project requirements for usability and technical standards, and design excellence;

•	Develop a launch plan to promote the customer’s Website, including marketing, ads and email blasts; and

•	Submit a customer’s Website to the appropriate search engines.

We will also resell Website hosting space for the Websites of customers. In this case, the Website is hosted on the server of a Website hosting company, but we manage all changes to the Website.

Marketing

Ladybug obtains customer leads from the business and personal contacts of Molly S. Ramage and by word of mouth. Ms. Ramage works with a customer to understand the nature of the business and the theme that the customer wants to convey. She then works with Stephen H. Ramage, her husband, to develop the image and written portion of the theme. In most cases, she codes the HyperText Markup Language (“HTML”) portions of the package to be placed on the customer Website. In certain cases, she will engage the assistance of independent subcontractors to assist her with complex coding requirements.

Ladybug developed its first product to be marketed to companies in the funeral business. This product, when installed on a funeral home’s Website, makes it easy to place obituaries on the Website. No sales to funeral businesses other than an original participating funeral business have been made at this point.  Ladybug has gone on to develop other cost-saving features for funeral home web sites and has decided to delay marketing to funeral homes until an entire suite of features has been developed and thoroughly tested. The code to support these additional features is being developed primarily by outsourcing the work to a third party independent contractor who expects to complete the code during the third or fourth quarter of 2009. After an anticipated three months of testing, Ladybug expects to begin marketing this feature to funeral business during the first quarter of 2010. There is no contract between Ladybug and the independent contractor.

During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two (2) companies, VOF (23.95%) and Seattle Cremations (10.45%). The remaining revenue was derived from twelve (12) separate clients.  VOF is a company involved in political web sites.  That activity has ceased and it is unlikely that additional revenue will be generated from VOF in the foreseeable future. We do not have any agreements or contracts with any of the companies described above.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of September 15, 2009, we had three employees, including Molly S. Ramage, the Company’s Chief Executive Officer and Director. Ms. Ramage, who is not under contract. Stephen H. Ramage, Ms. Ramage’s husband, assists in preparing written themes and Benjamin Ramage, Ms. Ramage’s son, provides business assistance. Molly Ramage spends approximately 10 hours per week on Company matters and Stephen Ramage spends approximately 5 hours per week on Company matters. Benjamin Ramage spends varying amounts of time on Company matters, which time does not exceed 5 hours per week on average.

Recent Events:

On or around August 18, 2009, the Board of Directors of and the Majority Shareholders (defined below) of the Company, approved via a consent to action without meeting (a) an amendment to the Company’s Bylaws (described in greater detail below); and (b) the filing of Amended and Restated Articles of Incorporation for the Company (the “Restated Articles”).  The Company’s “Majority Shareholders” who provided their consent to the action without a meeting included Molly S. Ramage, the President and Chairman of the Company, Stephen H. Ramage, a Vice President and a Director of the Company, Benjamin Ramage, the Vice President and a Director of the Company, and Patricia Barton, who in aggregate voted 10,300,000 shares of the Company’s outstanding common stock, representing approximately 91% of the Company’s outstanding common stock, which they held as of the date of the minutes, August 18, 2009, to approve the written consent to action without meeting.

The Company’s Bylaws (the “Bylaws”) were amended to provide that in the event that action is taken by written consent to action by the shareholders of the Company, the prompt notice required to be given to the shareholders of the Company who did not sign the written consent could be given, in the event the Company is a reporting company which files periodic and current reports with the Securities and Exchange Commission, by the filing of a Report on Form 8-K describing the items approved by the shareholders in the consent to action.

The Restated Articles affected an increase in the number of the Company’s authorized shares of common stock to 300,000,000 shares of common stock, $0.001 par value per share, and authorized 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Shares”).  Previously the Company had 75,000,000 shares of common stock, $0.001 par value per share and no shares of preferred stock authorized.

The Preferred Shares shall be issued from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issue of such shares from time to time adopted by the Board of Directors; and in such resolution or resolutions providing for the issue of shares of each particular series, the Board of Directors is expressly authorized to fix the annual rate or rates of dividends for the particular series; the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative; the redemption price or prices for the particular series; the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for the subsequent adjustment of such conversion rights; and to classify or reclassify any unissued preferred shares by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.   All the Preferred Shares of any one series shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative.

The Restated Articles further clarified the Articles of Incorporation to provide that no shareholders are entitled to cumulative voting and that the Directors of the Company have the power to amend the Bylaws of the Company, provided that the shareholders have the power at any meeting called and held for such purpose, to amend or repeal any such amendments to the Bylaws affected by the Board of Directors.

The effective filing date of the Restated Articles with the Secretary of State of Nevada was August 31, 2009.

ITEM 1A. RISK FACTORS.

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

Ladybug has limited financial resources, and its independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about its ability to continue as a going concern.

Ladybug has very limited financial resources and had negative working capital of $65,867 and an accumulated deficit of $114,121 at June 30, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ladybug is and will continue to be completely dependent on the services of its President, Molly S. Ramage, and its Vice President, Stephen H. Ramage, the loss of whose services would likely cause its business operations to cease.

Ladybug’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Molly S. Ramage, its President, and Stephen H. Ramage, its Vice President. Ms. Ramage spends approximately 10 hours per week on Company matters and Stephen Ramage spends approximately 5 hours per week on Company matters. Ms. Ramage reduced her hours during the latter part of 2008 because of health related issues. She cannot predict the timing or likelihood of recovering sufficiently to be able to resume her normal work schedule.  In the event she is unable to perform work on a full-time basis, the Company will be forced to expend additional resources on outside consultants which will increase the Company’s expenses.

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

During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two (2) companies, VOF (23.95%) and Seattle Cremations (10.45%). The work done for VOF related to politically oriented websites and is not expected to result in recurring engagements. We do not have long-term agreements with any customer and cannot predict the likelihood of getting additional engagements from them.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 300,000,000 shares of common stock, and as of September 15, 2009, 288,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this Prospectus, we have 11,320,000 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

As of September 15, 2009, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

ITEM 2. PROPERTIES

We currently operate out of office space located at 12703 NE 129th Ct. #H102, Kirkland, Washington 98034-3246 provided to us by our President at no cost. Ms. Ramage incurs no incremental costs as a result of our using the space which is in her home. Therefore, she does not charge us for its use. There is no written lease agreement.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

Subsequent to the quarter ended June 30, 2009, and on or around August 18, 2009, the Board of Directors of and the Majority Shareholders (defined below) of the Company approved via a consent to action without meeting (a) an amendment to the Company’s Bylaws (described in greater detail above under “Recent Events”); and (b) the filing of Amended and Restated Articles of Incorporation for the Company (the “Restated Articles”).  The Company’s “Majority Shareholders” who provided their consent to the action without a meeting included Molly S. Ramage, the President and Chairman of the Company, Stephen H. Ramage, a Vice President and a Director of the Company, Benjamin Ramage, the Vice President and a Director of the Company, and Patricia Barton, who in aggregate voted 10,300,000 shares of the Company’s outstanding common stock, representing approximately 91% of the Company’s outstanding common stock, which they held as of the date of the consent, August 18, 2009, to approve the written consent to action without meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "LBRG" since approximately December 23, 2008; however, none of our shares have traded to date. As of September 15, 2009, the Company had 11,320,000 shares of Common Stock outstanding held by approximately 41 shareholders of record.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Shares”).   As of the filing of this report we have 11,320,000 shares of Common stock and no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of Directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

Preferred Stock

The Preferred Shares shall be issued from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issue of such shares from time to time adopted by the Board of Directors; and in such resolution or resolutions providing for the issue of shares of each particular series, the Board of Directors is expressly authorized to fix the annual rate or rates of dividends for the particular series; the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative; the redemption price or prices for the particular series; the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for the subsequent adjustment of such conversion rights; and to classify or reclassify any unissued preferred shares by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.   All the Preferred Shares of any one series shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2009 COMPARED TO THE YEAR ENDED JUNE 30, 2008

We had total revenue of $52,186 for the year ended June 30, 2009, compared to total revenues of $22,850 for the period from November 27, 2007 (inception) through June 30, 2008, which represented an increase in revenue of $29,336 or 128% from the prior period.  Revenues increased due to approximately doubling the number of clients we had during the prior period, including a one-time client involved in politically oriented web sites. That client, VOF, constituted approximately 24% of our annual revenue for the fiscal year ended June 30, 2009.

We had total expenses of $148,274 for the year ended June 30, 2009, compared to total expenses of $40,833 for the period from November 27, 2007 (inception) through June 30, 2008, an increase in total expenses of $107,441 or 263% from the prior period.  The reason for the increase in expenses was due to a $63,043 or 383% increase in professional fees, to $79,483 for the year ended June 30, 2009, compared to $16,440 for the period from November 27, 2007 (inception) through June 30, 2008, due to expenses associated with becoming a publicly-traded company and a $50,649 increase in office and subcontractor fees to $50,792 for the year ended June 30, 2009, compared to $143 for the period from November 27, 2007 (inception) through June 30, 2008, due to health related issues of our President, offset by a $6,300 decrease in organizational expenses to no expenses for the year ended June 30, 2009, compared to $6,300 in total organizational expenses for the period from November 27, 2007 (inception) through June 30, 2008.

We had a net loss of $96,088 for the year ended June 30, 2009, compared to a net loss of $18,033 for the period from November 27, 2007 (inception) through June 30, 2008, an increase in net loss of $78,055 or 433%, which increase in net loss was primarily due to the increase in professional fees and office and subcontractor costs.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $12,449 as of June 30, 2009, consisting of total current assets totaling $9,063, including cash of $8,213 and accounts receivable of $850, and long-term assets including computer equipment, net of accumulated depreciation of $3,386.

We had total liabilities, consisting solely of current liabilities representing accounts payable and accrued professional fees of $74,930.

We had negative working capital of $65,867 and an accumulated deficit of $114,121 as of June 30, 2009.

We had total cash used in operating activities of $14,352 for the year ended June 30, 2009, which was mainly due to $96,088 of net loss offset by $18,000 of contribution of services and $62,930 of increase in accrued expenses.

We had net cash used in investing activities of $2,616 for the year ended June 30, 2009, which was solely due to the purchase of equipment.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements included herein, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LADYBUG RESOURCE GROUP, INC.

June 30, 2009 and 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2009 and 2008	F-3

Statement of Operations for the Fiscal Year ended June 30, 2009 and for the
Period from November 27, 2007 (inception) through June 30, 2008	F-4

Statement of Stockholders’ Equity (Deficit) from November 27, 2007
(inception) through June 30, 2009	F-5

Statement of Cash Flows for Fiscal Year ended June 30, 2009 and for the
Period from November 27, 2007 (inception) through June 30, 2008	F-6

Notes to the Financial Statements	F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ladybug Resource Group, Inc.
Kirkland, Washington

We have audited the accompanying balance sheets of Ladybug Resource Group, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital, net losses from operations, negative cash flows from operations with very limited financial resources and no sources of committed debt or equity financing, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
September 17, 2009

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	June 30, 2009	June 30, 2008

CURRENT ASSETS:
Cash	$8,213	$25,181
Accounts receivable	850	-
Total Current Assets	9,063	25,181

COMPUTER EQUIPMENT – net of accumulated depreciation of $1,725 and $69, respectively	3,386	2,426
TOTAL ASSETS	$12,449	$27,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued professional fees	$74,930	12,000

Stockholders' Equity (Deficit):

Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	40,320	22,320
Accumulated deficit	(114,121)	(18,033)
Total Stockholders’ Equity (Deficit)	(62,481)	15,607

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,449	$27,607

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Operations

	For the Fiscal Year Ended June 30, 2009	For the Period from November 27,2007 (inception) through June 30, 2008
Revenue	$52,186	$22,850

Expenses:
Compensation	18,000	18,000
Professional fees	79,483	16,440
Office and subcontractor costs	50,792	143
Organization	-	6,300
Total	148,274	40,833

Net Loss	$(96,088)	$(18,033)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	10,762,500

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from November 27, 2007 (inception) through June 30, 2009

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Issuance of shares to founders	6,300,000	$6,300	$-	$-	$6,300

Sales of shares	4,480,000	4,480	4,320		5,250

Shares issued for services	540,000	540			540

Contribution of services			18,000		18,000

Operating results				(18,033)	(18,033)

Balance, June 30, 2008	11,320,000	11,320	22,320	(18,033)	15,607

Contribution of services			18,000		18,000

Net loss				(96,088)	(96,088)

Balance, June 30, 2009	11,320,000	$11,320	$40,320	$(114,121)	$(62,481)

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statement of Cash Flows

	For the Fiscal Year Ended June 30, 2009	Period from November 27, 2007 (Inception) through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,088)	$(18,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,656	69
Contribution of services	18,000	18,000
Common stock issued for services	-	6,840
Change in operating assets:
Increase in accounts receivable	(850)	-
Increase in accrued expenses	62,930	12,000
Net Cash Provided by (Used in) Operating Activities	(14,352)	18,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,616)	(2,495)
Net Cash Used in Investing Activities	(2,616)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	8,800
Net Cash Provided by Financing Activities	-	8,800

CHANGE IN CASH	(16,968)	25,181

CASH AT BEGINNING OF PERIOD	25,181	-

CASH AT END OF PERIOD	$8,213	$25,181

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

June 30, 2009 and 2009

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Ladybug Resource Group, Inc. (the “Company”) was incorporated in the State of Nevada on November 27, 2007. Its business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Its initial marketing focus is the websites of the funeral industry in the Seattle, Washington area.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Year-end

The Company has elected a fiscal year ending on June 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2009 or for the fiscal year then ended.

Computer equipment

Computer equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three (3) years.

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when it is realized or realizable after the work has been performed.

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share–based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No.  123R. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net Loss per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 30, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its year ending June 30, 2009. There was no impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 30, 2009 with early adoption permitted for periods ending after March 15, 2009. The company has included the required disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company was incorporated on November 27, 2007 and began generating revenues in early 2008. It has very limited financial resources and no committed sources of debt or equity financing. At June 30, 2009, the Company has a negative working capital of $65,867, recurring losses of $96,088 and $18,033 for the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008, and a negative cash flow from operations at June 30, 2009 of $14,352.

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

NOTE 4 - RELATED PARTY

The Company’s President performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service, $18,000 for both the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008. These amounts were recorded as an expense and as a contribution to paid-in-capital in 2009 and 2008.

The Company paid a director, who is the son of the Company’s President, independent contractor fees of $10,000 for the fiscal year ended June 30, 2009.

NOTE 5 - CONCENTRATION OF RISKS

During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two (2) companies, VOF (23.95%) and Seattle Cremations (10.45%). During the period from November 27, 2007 (inception) through June 30, 2008, the Company derived all of its revenues from five (5) companies, BFFS (31.51%), Sterling Trade Group (5.25%), Kibble (28.23%), Cohort Investments (8.75%) and Golden Age Collectables (26.26%). Golden Age Collectables is a related party of a Company officer and the other four companies were introduced by and indirectly related to a minority shareholder of the Company.

NOTE 6 -   INCOME TAXES

Deferred tax assets

At June 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $38,801 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $38,801 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $38,801.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $34,473 and $4,328 for the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008, respectively.

Components of deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	38,801	4,328
Less valuation allowance	(38,801)	(4,328)

Deferred tax assets, net of valuation allowance	-	---

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended June 30, 2009	For the Period from November 27, 2007 (inception) through June 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through September 17, 2009, the date these financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On or around August 18, 2009, the Board of Directors of and the Majority Shareholders, as defined, of the Company approved via a written consent to action without meeting (a) an amendment to the Company’s Bylaws and (b) the filing of Amended and Restated Articles of Incorporation for the Company.  The Restated Articles affected an increase in the number of the Company’s authorized shares of common stock to 300,000,000 shares of common stock, $0.001 par value per share, and authorized 20,000,000 shares of preferred stock, $0.001 par value per share.  Previously the Company only had 75,000,000 shares of common stock, $0.001 par value per share and no shares of preferred stock authorized. The share numbers on the balance sheet have been adjusted retroactively to reflect these changes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our management consists of:

NAME	AGE	POSITION

Molly S. Ramage	55	President, Chief Executive Officer, Chief Accounting Officer, and Chairman

Stephen H. Ramage	53	Vice President, Secretary/Treasurer, and Director

Benjamin Ramage	25	Vice President, Chief Financial Officer, and Director

Molly S. Ramage. Ms. Ramage has served as President and Chairman of the Company since inception.  Ms. Ramage is also currently a Funeral Director for Barton Family Funeral Service in Kirkland, Washington, where she has worked since May 2006. Prior to this, Ms. Ramage was a Business Manager for Swedish Medical Center in Seattle, Washington from June 1993 to October 2000. From September 1985 to June 1993, she was a Business Manager for Summit Madison Medical Group.  Prior to this, she worked as a Claims Adjuster for King County Medical Blue Shield from May 1980 to May 1985.  From February 1979 to May 1980 Ms. Ramage was a Recreational Director for Hillcrest Convalescent Center.

Ms. Ramage is a graduate of Eastern Washington University, where she earned her bachelors degree in Special Education in 1978.

Stephen H. Ramage. Mr. Ramage has been an officer and Director of the Company since inception. Mr. Ramage is also currently General Manager for Golden Age Collectibles in Seattle, Washington, a position he has held since October 2002.  From June 2000 to October 2002, he worked in the Product Support department of Microsoft Corporation.  Prior to this, he worked as a Sales Associate for Golden Age Collectibles from April 1992 to June 2000, and from September 1982 to October 1987.  He also worked as sales associate for Collector’s Book Store from May 1989 to April 1992.

Mr. Ramage is a licensed teacher and has 30 years of retail experience with various independent retailers in the Seattle area. He also holds three bachelors degrees, one from Eastern Washington University in English, which he earned in 1977, and two from the University of Washington in Theater and Education, which he earned in 1979 and 1986, respectively.  Mr. Ramage is the husband of Molly Ramage.

Benjamin Ramage. Mr. Ramage was appointed as our Vice President, Chief Financial Officer and Director on May 1, 2008 and has assisted with marketing and other duties since our inception.  He is also currently a counselor with the Boys and Girls Club of King County, where he has worked since June 2003. Benjamin Ramage is the son of Molly S. Ramage and Stephen H. Ramage.

The term of office of each Director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or Director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which our shares of common stock are quoted does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our President currently devotes approximately 10 hours per week working for us. Accordingly, certain conflicts of interest may arise between us and our officer in that she may have other business interests in the future to which she devotes her attention, and she may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through her exercise of such judgment as is consistent with her understanding of her fiduciary duties to us.

Currently we have only three officers and three Directors, Molly Ramage, Stephen Ramage and Benjamin Ramage, and will seek to add additional officer(s) and/or Director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All Directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the Board of Directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our Directors receive no compensation for their role as Directors but may receive compensation for their role as officers.

If we have an even number of Directors, tie votes on issues will be resolved in favor of the chairman’s vote.

The Board of Directors has adopted a Code of Ethics.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Ladybug Board of Directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five Directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers.  No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” hereinafter.

All Directors will be reimbursed by us for any expenses incurred in attending Directors' meetings provided that we have the resources to pay these fees.  We will consider applying for officers and Directors liability insurance at such time when we have the resources to do so.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

Molly S. Ramage and Stephen H. Ramage are married to each other. Benjamin Ramage is their adult son.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of Registrant during the past five years, other than as provided above.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows, for the years ended June 30, 2009 and 2008, compensation awarded to or paid to, or earned by, our officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Molly S. Ramage(1)	2009	$-	-	-	$-
CEO/CFO	2008	$-	-	-	$-

Stephen H. Ramage	2009	$-	-	-	$-
VP/Secretary/Treasurer	2008	$-	-	-	$-

Benjamin Ramage(2)	2009	$-	-	-	$-
VP/Chief Financial Officer	2008	$-	-	-	$-

(1) Molly S. Ramage performed work and permitted us to use facilities and equipment owned by her without charge during the year ended June 30, 2009 and the period from inception until June 30, 2008. The estimated cost of this service, $18,000 for both the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008. These amounts were recorded as an expense and as a contribution to paid-in-capital in 2009 and 2008.

(2) The Company paid Benjamin Ramage, who is the son of the Company’s President, independent contractor fees of $10,000 for the fiscal year ended June 30, 2009, which fees were not paid for services as an officer or Director of the Company and have not therefore been included in the table above.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at June 30, 2009.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as Directors of the Company.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or to issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 15, 2009, we had 11,320,000 shares of common stock outstanding which are held by approximately 41 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of September 15, 2009; of all Directors and executive officers of Ladybug; and of our Directors and officers as a group.

Unless otherwise indicated, Ladybug believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Molly S. Ramage 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246	2,800,000 (1)	24.7%

Stephen H. Ramage 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246	2,800,000 (2)	24.7%

Benjamin Ramage 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246	3,500,000	30.9%

Patricia Barton 12703 NE 129th Ct. #H102 Kirkland, WA 98034-3246	4,000,000	35.3%

All Officers and Directors as a group (3 individuals)	6,300,000	55.7%

1.
Ms. Ramage is President and Chairman of the Company. Her shares include 2,000,000 shares held by Ms. Ramage’s husband, Stephen H. Ramage, in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse. Ms. Ramage disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to her by operation of law.

2.
Mr. Ramage is Vice President and Secretary/Treasurer of the Company. His shares include 800,000 shares held by Mr. Ramage’s wife, Molly S. Ramage, in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse.  Mr. Ramage disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to her by operation of law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 12703 NE 129th Ct. #H102, Kirkland, Washington 98034-3246 provided to us by our President at no cost, which serves as our address. Ms. Ramage incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Molly S. Ramage performed work and permitted us to use facilities and equipment owned by her without charge during the year ended June 30, 2009 and the period from inception until June 30, 2008. The estimated cost of this service, $18,000 for both the fiscal year ended June 30, 2009 and for the period from November 27, 2007 (inception) through June 30, 2008. These amounts were recorded as an expense and as a contribution to paid-in-capital in 2009 and 2008.

During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two (2) companies, VOF (23.95%) and Seattle Cremations (10.45%). VOF was introduced by the husband of an affiliate and Seattle Cremations was introduced by the same affiliate, Patricia Barton.  VOF is a company involved in political web sites.  That activity has ceased and it is unlikely that additional revenue will be generated from VOF in the foreseeable future. We do not have any agreements or contracts with any of the companies described above.

During the period from November 27, 2007 (inception) through June 30, 2008, the Company derived all of its revenues from five (5) companies, BFFS (31.51%), Sterling Trade Group (5.25%), Kibble (28.23%), Cohort Investments (8.75%) and Golden Age Collectables (26.26%). Golden Age Collectables is a related party of a Company officer and the other four companies were introduced by and indirectly related to a minority shareholder of the Company.  We do not have any agreements or contracts with any of the five companies described above.

The Company paid Benjamin Ramage, who is the son of the Company’s President, independent contractor fees of $10,000 for the fiscal year ended June 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2009 and 2008, for professional services rendered by our independent principal accountants, Li & Company, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $12,500 and $10,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description

3.1(2)	Amended and Restated Articles of Incorporation

3.2(1)	By-Laws

3.3(2)	Summary of Amendment to Bylaws

23.1(1)	Code of Ethics

31.1*	Section 302 Certification Of Principal Executive And Principal Financial Officer

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Principal Executive And Principal Financial Officer

* Filed herewith.

(1) Filed as exhibits to the Company’s Form S-1 Registration Statement filed with the Commission on September 3, 2008, and incorporated by reference herein.

(2) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on September 3, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADYBUG RESOURCE GROUP, INC.

DATED: September 28, 2009	By: /s/ Molly S. Ramage
Molly S. Ramage
President, Chief Executive Officer (Principal Executive Officer), and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date
/s/ Molly S. Ramage	President, Chief Executive Officer (Principal	September 28, 2009
By: Molly S. Ramage	Executive Officer), Chief Accounting Officer (Principal Accounting Officer) and Chairman

/s/ Stephen H. Ramage	Secretary, Treasurer, and Director	September 28, 2009
By: Stephen H. Ramage

/s/ Benjamin Ramage	Chief Financial Officer and Director	September 28, 2009
By: Benjamin Ramage