Form 10-Q
period 2009-09-30
LADYBUG RESOURCE GROUP, INC.
filed 2009-11-16
CIK 1444313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

LADYBUG RESOURCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-153306	26-1973389
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Mitchell Trace Ladybug Resource Group, Inc. 11630 Slater Avenue Northeast, Suite 1A Kirkland, WA 98034 (Address of principal executive offices)

Ladybug Resource Group, Inc.
12703 NE 129th Ct. #H102
Kirkland, WA 98034-3246
(Former address of principal executive offices)

425-306-5028
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [ ]
Non-Accelerated Filer [ ]   Smaller Reporting Company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of November 11, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	September 30, 2009 (Unaudited)	June 30, 2009
CURRENT ASSETS:
Cash	$989	$8,213
Accounts receivable	-	850
Total Current Assets	989	9,063

COMPUTER EQUIPMENT – net of accumulated depreciation of $2,150 and $1,725, respectively	2,961	3,386
TOTAL ASSETS	$3,950	$12,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued professional fees	$82,382	$74,930

Stockholders' Deficit:
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	44,820	40,320
Accumulated deficit	(134,572)	(114,121)
Total Stockholders’ Deficit	(78,432)	(62,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,950	$12,449

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenue	$3,059	$24,357

Expenses:
Compensation	4,500	4,500
Professional fees	14,352	1,500
Office and subcontractor costs	4,658	33,384
Total	23,510	39,384
Net Loss	$(20,451)	$(15,027)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,451)	$(15,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	425	500
Contribution of services	4,500	4,500
Change in net operating assets	8,302	(1,894)
Net Cash Used in Operating Activities	(7,224)	(11,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,092)
Net Cash Used in Investing Activities	-	(4,092)

NET CHANGE IN CASH	(7,224)	(16,013)

CASH AT BEGINNING OF PERIOD	8,213	25,181

CASH AT END OF PERIOD	$989	$9,168

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.
September 30, 2009 and 2008
Notes to Interim Financial Statements

 (Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three months ended September 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on September 28, 2009.

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

Fiscal year end

The Company elected June 30 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer equipment

Computer equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three (3) years.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September  30, 2009 or 2008.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This “Update” provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset and b. Quoted prices for similar liabilities or similar liabilities when traded as assets; and/or 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $134,572 at September 30, 2009, a net loss from operations of $20,451 and net cash used in operations of $7,224 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  The Company intends to seek business aggressively through the business contacts of its management and investors. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise funds if necessary, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate increased levels of revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former President, who resigned in October 2009 because of health issues, performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service ($4,500 for each of the three months ended September 30, 2009 and 2008) was recorded as an expense and as a contribution to paid-in-capital.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 11, 2009, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended September 30, 2009. The reported results may not necessarily reflect the future.

BUSINESS

Ladybug Resource Group, Inc. was incorporated in the State of Nevada on November 27, 2007 by Molly S. Ramage, our former President and Director. Ms. Ramage resigned from us in October 2009 because of health reasons; however, she will be available to consult with us on a limited basis moving forward. Our business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Our initial marketing focus is the websites of the funeral industry in the Seattle, Washington area.

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

Marketing

Ladybug obtains customer leads from the business and personal contacts of investors in the Company, Molly S. Ramage, our former President and Director, and by word of mouth. We work with each customer to understand the nature of the business and the theme that the customer wants to convey. We then work with subcontractors to develop the image and written portion of the theme. In most cases, we code the HyperText Markup Language portions of the package to be placed on the customer’s Website. In certain cases, we will engage the assistance of independent subcontractors to assist us with complex coding requirements.

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

Results of Operations for the Three Months Ended September 30, 2009

Operations for the three months ended September 30, 2009 and 2008 consisted of the following (changes between the periods on a cash and percentage basis are also provided below):

	2009	2008	Change ($)	Change (%)

Revenue	$3,059	$24,357	$(21,298)	(87)

Expenses:
Compensation	4,500	4,500	-	-
Professional fees	14,352	1,500	12,852	857
Office and subcontractor costs	4,658	33,384	(28,726)	(86)
Total Expenses	23,510	39,384	(15,874)	(40)
Net Loss	$(20,451)	$(15,027)	$(5,424)	36

Substantially all the revenue in both periods was referred by or related to a Director or major shareholder. Our revenue during the three months ended September 30, 2009 was adversely impacted by health issues affecting our former President, Molly Ramage, which reduced the number of hours that she was able to work each week. Ms. Ramage resigned in October 2009 because of health issues; however, she is available to consult with us on a limited basis moving forward.  The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites.

Molly S. Ramage, our former President, performed work for us and permitted us to use facilities and equipment owned by her without charge to us during the three months ended September 30, 2009 and 2008. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital in each period.

Professional fees increased for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly due to the increased legal and accounting costs associated with the Company being a public reporting company, which it was not during the prior period.

Office and subcontractor costs decreased for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly as a result of the decrease in revenues for the same period.  The Company previously subcontracted out the majority of its work to third parties, and due to the decrease in services performed for the three months ended September 30, 2009, compared to the prior period, there were less subcontractor costs as a result of the decrease in revenues.

Our net loss increased for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly due to the 87% decrease in revenue and the 857% increase in professional fees, which was not sufficiently offset by the 86% decrease in office and subcontractor costs.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $3,950 in total assets as of September 30, 2009, which included $989 of current assets consisting of cash and $2,961 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $82,382 as of September 30, 2009 consisting principally of accrued professional fees.

Ladybug had negative working capital of $81,393 and an accumulated deficit of $134,572 as of September 30, 2009.

Ladybug had net cash used in operating activities of $7,224 for the three months ended September 30, 2009, consisting of net loss of $20,451, offset by $4,500 of contributed services, $425 of depreciation and $8,302 of change in net operating activities.

Ladybug does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our President and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with our President. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing after the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we generate annual revenue of at least $100,000 per year.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended June 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended July 31, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements). This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on July 1, 2009. This FSP would apply to the Company's convertible debentures. The Company is currently evaluating how it may affect the financial statements.  The Company does not currently have any convertible debt instruments.

In June 2008, the FASB issued Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on July 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a material effect on its financial statements.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended September 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Risks Related to the Business

Ladybug’s founder and former President resigned in October 2009 because of health issues. It is unclear whether our current officers and Directors can implement successfully the business plan that she created.

Ladybug’s current business strategy was developed and dependent upon the knowledge, reputation and business contacts of Molly S. Ramage, its founder and former President, who resigned in October 2009 because of health issues. She will be available to us on a limited consulting basis moving forward. We can provide no assurances that Ms. Ramage’s successors will be able to implement her business plan successfully.  If they are unable to successfully implement her business plan, we may be forced to scale back our business plan and/or seek additional funding, which may have a materially adverse effect on the value of our common stock.

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

Ladybug has very limited financial resources and had negative working capital of $81,393 and an accumulated deficit of $134,572 at September 30, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of September 30, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ladybug is and will continue to be significantly dependent on the services of its President, Mitchell Trace, and its Secretary, Patricia Barton, the loss of whose services would likely cause its business operations to cease.

Ladybug’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Mitchell Trace, its President, and Patricia Barton, its Secretary. If we were to lose the services of either one or both for any reason, it is unlikely that we would be able to continue conducting our business plan even if financing is obtained.

Our President, Mitchell Trace and our Secretary Patricia Barton, are principally responsible for the execution of our business. They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines with our business plan.

We depend on a very limited number of customers.

During the three months ended September 30, 2009, all revenue was derived from two entities related to our Secretary and Director, Patricia Barton. During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two  companies, VOF (23.95%) and Seattle Cremations (10.45%). The work done for VOF related to politically oriented websites and is not expected to result in recurring engagements. We do not have long-term agreements with any customer and cannot predict the likelihood of getting additional engagements from them.

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

We currently have only one employee. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Mitchell Trace, our Chief Executive Officer and Chief Financial Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Mitchell Trace, our Chief Executive Officer and Chief Accounting Officer, has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•
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

Having only two Directors limits our ability to establish effective independent corporate governance procedures and increases the control of our President/Director.

We have only two Directors, one of whom is also our Chief Executive Officer. Accordingly, we cannot establish Board committees comprised of independent members to oversee functions like compensation or audit issues.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 300,000,000 shares of common stock, and as of November 11, 2009, 288,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this report, we have 11,320,000 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

The ability of our majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our four principal shareholders beneficially own 95.76% of our outstanding common stock. Because of this level of beneficial stock ownership, these principal shareholders are and will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of these principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and Directors and other business decisions. The minority shareholders would have no way of overriding decisions made by such principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Future sales of common stock by our existing shareholders could adversely affect our stock price.

As of November 11, 2009, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

At of effectiveness of our registration statement , we were required to file periodic reports with the SEC. Except during the year after our registration statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

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

Ladybug Resource Group, Inc.
(Registrant)

/s/ Mitchell Trace
Mitchell Trace
Title:	President (Principal Executive Officer) and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 16, 2009