Form 10-Q
period 2009-12-31
LADYBUG RESOURCE GROUP, INC.
filed 2010-02-10
CIK 1444313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of February 1, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	December 31, 2009	June 30, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$1,438	$8,213
Accounts receivable	-	850
Total Current Assets	1,438	9,063

COMPUTER EQUIPMENT – net of accumulated depreciation of $2,575 and $1,725, respectively	2,536	3,386
TOTAL ASSETS	$3,974	$12,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued professional fees	$82,611	$74,930

Stockholders' Deficit:
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	44,820	40,320
Accumulated deficit	(134,777)	(114,121)
Total Stockholders’ Deficit	(78,637)	(62,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,974	$12,449

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Operations
(Unaudited)

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008

Revenue	$6,309	$38,957

Expenses:
Compensation	4,500	9,000
Professional fees	15,370	7,500
Office and subcontractor costs	7,095	38,561
Total	26,965	55,061
Net Loss	$(20,656)	$(16,104)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenue	$3,250	$14,600

Expenses:
Compensation	-	4,500
Professional fees	1,018	6,000
Office and subcontractor costs	2,437	5,177
Total	3,455	15,677
Net Loss	$(205)	$(1,077)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Cash Flows
 (Unaudited)

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,656)	$(16,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	850	1,000
Contribution of services	4,500	9,000
Change in net operating assets	8,531	1,356
Net Cash Used in Operating Activities	(6,775)	(4,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,093)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,093)

NET CHANGE IN CASH	(6,775)	(8,841)

CASH AT BEGINNING OF PERIOD	8,213	25,181

CASH AT END OF PERIOD	$1,438	$16,340

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.
December 31, 2009 and 2008
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and six months ended December 31, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K.

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

Fiscal year-end

The Company elected June 30 as its fiscal year-end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer equipment

Computer equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three (3) years.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December  31, 2009 or 2008.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset; and

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity

2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.

3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $134,777 at December 31, 2009, and a net loss from operations of $20,656 and net cash used in operations of $6,775, respectively, for the interim period ended December 31, 2009.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former President, who resigned in October 2009 because of health issues, performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service ($4,500 for the six months ended December 31, 2009 and $9,000 for the six months ended December 31, 2008) was recorded as an expense and as a contribution to paid-in-capital.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February 9, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Ladybug Resource Group, Inc. (sometimes referred to herein as “Ladybug,” the “Company,” “we,” or “us”) cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended December 31, 2009. The reported results may not necessarily reflect the future.

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

Ladybug has extremely limited financial resources and has not established a source of equity or debt financing.

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

Results of Operations for the Three Months Ended December 31, 2009

           Operations for the three months ended December 31, 2009 and 2008 consisted of the following (changes between the periods on a dollar and percentage basis are also provided below):

	2009	2008	Change ($)	Change (%)

Revenue	$3,250	$14,600	(11,350)	(78)

Expenses:
Compensation	-	4,500	(4,500)	(100)
Professional fees	1,018	6,000	(4,982)	(83)
Office and subcontractor costs	2,437	5,177	(2,740)	(53)
Total	3,455	15,677	(12,222)	(78)
Net Loss	$(205)	$(1,077)	872	(81)

            Substantially all the revenue in both periods was referred by or related to a then Director or major shareholder. Our revenue during the three months ended December 31, 2009 was adversely impacted by the resignation in October 2009 of Molly S. Ramage, our former President because of health issues. However, she is available to consult with us on a limited basis moving forward.  The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites.

Molly S. Ramage, our former President, performed work for us and permitted us to use facilities and equipment owned by her without charge to us during the three months ended December 31, 2008. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital.

Office and subcontractor costs decreased for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, mainly as a result of the decrease in revenues for the same period.  The Company previously subcontracted out the majority of its work to third parties.

Our net loss increased for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, mainly due to the 78% decrease in revenue, which was offset by the 100% decrease in compensation, the 83% decrease in professional fees and the 53% decrease in office and subcontractor costs.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations for the Six Months Ended December 31, 2009

           Operations for the six months ended December 31, 2009 and 2008 consisted of the following (changes between the periods on a dollar and percentage basis are also provided below):

	2009	2008	Change ($)	Change (%)

Revenue	$6,309	$38,957	$(32,648)	(84)

Expenses:
Compensation	4,500	9,000	(4,500)	(50)
Professional fees	15,370	7,500	7,870	105
Office and subcontractor costs	7,095	38,561	(31,466)	(82)
Total Expenses	26,965	55,061	(28,096)	(51)
Net Loss	$(20,656)	$(16,104)	$(4,552)	(28)

Substantially all the revenue in both periods was referred by or related to a then Director or major shareholder. Our revenue during the six months ended December 31, 2009 was adversely impacted by health issues affecting our former President, Molly Ramage, which reduced the number of hours that she was able to work each week. Ms. Ramage resigned in October 2009 because of health issues. However, she is available to consult with us on a limited basis moving forward.  The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites.

Molly S. Ramage, our former President, performed work for us and permitted us to use facilities and equipment owned by her without charge to us during the three months ended September 30, 2009 (prior to her resignation) and the six months ended December 31, 2008. The estimated cost of this service, $4,500 in 2009 and $9,000 in 2008, was recorded as an expense and as a contribution to paid-in-capital in each period.

Professional fees increased for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 because of the increased legal and accounting costs associated with the Company being a public reporting company which it was not during the prior period.

Office and subcontractor costs decreased for the six months ended December 31, 2009, compared to the six months ended December 31, 2008, mainly as a result of the decrease in revenues for the same period.  The Company previously subcontracted out the majority of its work to third parties.

Our net loss increased for the six months ended December 31, 2009, compared to the six months ended December 31, 2008, mainly due to the 84% decrease in revenue and the 105% increase in professional fees, which was not sufficiently offset by the 82% decrease in office and subcontractor costs.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $3,974 in total assets as of December 31, 2009, consisting of $1,438 in cash, Ladybug’s only current assets, and $2,536 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $82,611 as of December 31, 2009 consisting principally of accrued professional fees.

Ladybug had negative working capital of $81,173 and an accumulated deficit of $134,777 as of December 31, 2009.

Ladybug had net cash used in operating activities of $6,775 for the six months ended December 31, 2009, consisting of net loss of $20,656, offset by $4,500 of contributed services, $850 of depreciation and $8,531 of net change in net operating activities.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset; and

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.  A subsidiary or group of assets that is a business or nonprofit activity

2.  A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.

3.  An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.  Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.  Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2  to the financial statements, included in our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that:

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

 (b)      Changes in Internal Controls.

During the quarter ended December 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Ladybug has limited financial resources, and its independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about its ability to continue as a going concern .

Ladybug has very limited financial resources and had negative working capital of $81,173 and an accumulated deficit of $134,777 at December 31, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of December 31, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

During the six months ended December 31, 2009, all revenue was derived from five entities related to our Secretary and Director, Patricia Barton. During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two  companies, VOF (23.95%) and Seattle Cremations (10.45%). The work done for VOF related to politically oriented websites and is not expected to result in recurring engagements. We do not have long-term agreements with any customer and cannot predict the likelihood of getting additional engagements from them.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 300,000,000 shares of common stock, and as of February 1, 2010, 288,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

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

The ability of our majority shareholder to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our largest shareholder, Patricia Barton, also our Secretary and Director, beneficially owns 66.3% of our outstanding common stock. Because of this level of beneficial stock ownership, she is and will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. Her interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and Directors and other business decisions. The minority shareholders would have no way of overriding decisions made by such principal shareholder. This level of control may also have an adverse impact on the market value of our shares because she may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Future sales of common stock by our existing shareholders could adversely affect our stock price.

As of February 1, 2010, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

Additionally, pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Furthermore, any issuer delisted from the OTCBB more than one (1) time in any 24 month period for failure to file a periodic report would be ineligible to be re-listed for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing.  As such, if we are late in our filings three times in any 24 month period and are de-listed from the OTCBB, or if our securities are de-listed from the OTCBB two times in any 24 month period for failure to file a periodic report, our securities may become worthless and we may be forced to curtail or abandon our business plan.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effectiveness date of our Registration Statement, September 19, 2008, we were required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year following the date on which our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this condition is present (as it was at December 31, 2009), we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

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

Ladybug Resource Group, Inc.
(Registrant)

/s/ Mitchell Trace
Mitchell Trace
Title:	President (Principal Executive Officer) and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 10, 2010