Form 10-Q
period 2010-03-31
LADYBUG RESOURCE GROUP, INC.
filed 2010-04-05
CIK 1444313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,320,000 shares of Common Stock, as of April 2, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Balance Sheets

	March 31, 2010	June 30, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$2,314	$8,213
Accounts receivable	-	850
Total Current Assets	2,314	9,063

COMPUTER EQUIPMENT – net of accumulated depreciation of $3,000 and $1,725, respectively	2,111	3,386
TOTAL ASSETS	$4,425	$12,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued professional fees	$83,579	$74,930

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 11,320,000 shares issued and outstanding	11,320	11,320
Additional paid-in capital	44,820	40,320
Accumulated deficit	(135,294)	(114,121)
Total Stockholders’ Deficit	(79,154)	(62,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,425	$12,449

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Operations
(Unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009

Revenues	$9,309	$41,861

Operating Expenses:
Compensation	4,500	13,500
Professional fees	18,370	8,913
Office and subcontractor costs	7,612	45,122
Total operating expenses	30,482	67,535

Loss before income taxes	(21,173)	(25,674)

Provision for income taxes	-	-

Net Loss	$(21,173)	$(25,674)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$3,000	$2,904

Operating Expenses:
Compensation	-	4,500
Professional fees	3,000	1,413
Office and subcontractor costs	517	6,561
Total operating expenses	3,517	12,474

Loss before income taxes	(517)	(9,570)

Provision for income taxes	-	-

Net Loss	$(517)	$(9,570)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,320,000	11,320,000

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.

Statements of Cash Flows
 (Unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,173)	$(25,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,275	1,500
Contribution of services	4,500	13,500

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	850	(1,200)
Increase in accrued expenses	8,649	123
Net Cash Used in Operating Activities	(5,899)	(11,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,093)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,093)

NET CHANGE IN CASH	(5,899)	(15,844)

CASH AT BEGINNING OF PERIOD	8,213	25,181

CASH AT END OF PERIOD	$2,314	$9,337

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

LADYBUG RESOURCE GROUP, INC.
March 31, 2010 and 2009
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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and nine-months ended March 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009.

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

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s reviews it long-lived assets, which includes computer equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 and 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued professional fees, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

Recently Issued Accounting Standards

           The Securities and Exchange Commission has adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-9072 on October 19, 2009. Commencing with the Company’s Annual Report for the fiscal year ended June 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and beginning with its Annual Report for the fiscal year ended June 30, 2011, the Company is required to include a statement that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K for the year ended June 30, 2011.

           In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which went in effect on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

           In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

           In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity;

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2
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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $135,294 at March 31, 2010, a net loss from operations of $21,173, and net cash used in operations of $5,899, respectively, for the nine months ended March 31, 2010.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s former President, who resigned in October 2009 because of health issues, performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service ($4,500 for the nine months ended March 31, 2010 and $13,500 for the nine months ended March 31, 2009) was recorded as an expense and as a contribution to paid-in-capital.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through April 3, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three and nine months ended March 31, 2010. The reported results may not necessarily reflect the future.

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

           Operations for the three months ended March 31, 2010 and 2009 consisted of the following (changes between the periods on a dollar and percentage basis are also provided below):

	2010	2009	Change ($)	Change (%)

Revenue	$3,000	$2,904	$96	3.3

Expenses:
Compensation	-	4,500	(4,500)	(100)
Professional fees	3,000	1,413	1,587	112.3
Office and subcontractor costs	517	6,561	(6,044)	(92.1)
Total Expenses	3,517	12,474	(8,957)	(71.8)
Net Loss	$(517)	$(9,570)	$(9,053)	(94.6)

Substantially all the revenue in both periods was referred by or related to a Director or major shareholder. Our revenue during the three months ended March 31, 2009 was adversely impacted by health issues affecting our former President, Molly Ramage, which reduced the number of hours that she was able to work each week and ultimately caused her to resign in October 2009 because of health issues. The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites. These factors, particularly the loss of Ms. Ramage, has caused the Company to undertake a project to consider the likelihood of being able to achieve its business plan without her and to determine other options available to it, if any.

Molly S. Ramage, our former President, performed work for us and permitted us to use facilities and equipment owned by her without charge to us during the three months ended March 31, 2009. The estimated cost of this service, $4,500, was recorded as an expense and as a contribution to paid-in-capital in each period.

Professional fees increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 principally because of fees relating to being a public company.

Office and subcontractor costs decreased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, mainly because more work was performed in-house.

Our net loss decreased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, mainly due to the $4,500 reduction in compensation and the $6,044 reduction in office and subcontractor costs.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

           Operations for the nine months ended March 31, 2010 and 2009 consisted of the following (changes between the periods on a dollar and percentage basis are also provided below):

	2010	2009	Change ($)	Change (%)

Revenue	$9,309	$41,861	$(32,522)	(77.8)

Expenses:
Compensation	4,500	13,500	(9,000)	(66.7)
Professional fees	18,370	8,913	9,457	1,06.1
Office and subcontractor costs	7,612	45,122	(37,510)	(83.1)
Total Expenses	30,482	67,535	(37,053)	(54.9)
Net Loss	$(21,173)	$(25,674)	$(4,501)	(17.5)

Substantially all the revenue in both periods was referred by or related to a Director or major shareholder. Our revenue during the nine months ended March 31, 2010 was adversely impacted by health issues affecting our former President, Molly Ramage, which reduced the number of hours that she was able to work each week and ultimately caused her to resign in October 2009 because of health issues. The Company’s revenues were also impacted by the overall economic recession and the fact that fewer customers are willing to spend funds on advertising expenses, such as the creation of websites. These factors, particularly the loss of Ms. Ramage, has caused the Company to undertake a project to consider the likelihood of being able to achieve its business plan without her and to determine other options available to it, if any.

Molly S. Ramage, our former President, performed work for us and permitted us to use facilities and equipment owned by her without charge to us during the three months ended September 30, 2009 (prior to her resignation) and the nine months ended March 31, 2009. The estimated cost of this service, $4,500 in 2010 and $13,500 in 2009, was recorded as an expense and as a contribution to paid-in-capital in each period.

Professional fees increased for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 principally because of fees relating to being a public company.

Office and subcontractor costs decreased for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, mainly as a result of the decrease in revenues for the same period.  The Company previously subcontracted out the majority of its work to third parties.

Our net loss decreased for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, mainly due to the decrease in revenue and the decrease in office and subcontractor costs.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Ladybug had $4,425 in total assets as of March 31, 2010, consisting of $2,314 in cash and $2,111 of long-term assets consisting of computer equipment, net of accumulated depreciation.

Ladybug had total liabilities of $83,579 as of March 31, 2010 consisting principally of accrued professional fees.

Ladybug had negative working capital of $81,265 and an accumulated deficit of $135,294 as of March 31, 2010.

Ladybug had net cash used in operating activities of $5,899 for the nine months ended March 31, 2010, consisting of net loss of $21,173, offset by $4,500 of contributed services, $1,275 of depreciation, $850 decrease in accounts receivable and the $8,649 increase in accounts payable and accrued professional fees.

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

Recently Issued Accounting Pronouncements

The SEC has adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended June 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

           Furthermore, in the following fiscal year, we are required to separately file the registered accounting firm’s attestation report on the Company’s internal control over financial reporting, including whether the registered accounting firm believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

           In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP went into effect on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2
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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that:

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

 (b)   Changes in Internal Controls.

During the quarter ended March 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have been contacted in connection with various merger and acquisition opportunities and may choose to enter into a merger and/or acquisition transaction in the future.

We have been contacted by parties seeking to merge and/or acquire us. While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

Ladybug has very limited financial resources and had negative working capital of $81,265 and an accumulated deficit of $135,294 at March 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

During the nine months ended March 31, 2010, all revenue was derived from five entities related to our Secretary and Director, Patricia Barton. During the fiscal year ended June 30, 2009, the Company derived 34% of its revenues from two companies, VOF (23.95%) and Seattle Cremations (10.45%). The work done for VOF related to politically oriented websites and is not expected to result in recurring engagements. We do not have long-term agreements with any customer and cannot predict the likelihood of getting additional engagements from them.

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

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 300,000,000 shares of common stock, and as of April 2, 2010, 288,680,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

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

As of April 2, 2010, Ladybug has 11,320,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

As of the effectiveness date of our Registration Statement, September 19, 2008, we were required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year following the date on which our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this condition is present (as it was at March 31, 2010), we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

(a)           Exhibits

Exhibit Number	Description

31*	Section 302 Certification Of Chief Executive And Chief Financial Officer

32*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

* Filed herewith.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ladybug Resource Group, Inc.
(Registrant)

/s/ Mitchell Trace
Mitchell Trace
Title:	President (Principal Executive Officer) and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 5, 2010