Form 10-K
period 2010-06-30
LADYBUG RESOURCE GROUP, INC.
filed 2010-10-12
CIK 1444313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 X .                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending June 30, 2010

     .                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 333-153306

LADYBUG RESOURCE GROUP, INC.

(Name of Issuer in its Charter)

Nevada	26-1973389
(State of Incorporation)	(IRS Employer Identification No.)

11630 Slater Ave, N.E., Ste. 1A, Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 425-306-5028

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer      . Accelerated filer      . Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed fiscal year, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $ 19,932,500. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2010, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 12, 2010 there were 131,950,000 common shares issued and outstanding.

Ladybug Resource Group, Inc.

FORM 10-K

June 30, 2010

TABLE OF CONTENTS

PART I

3

ITEM 1.

Business.

3

ITEM 1A.

Risk Factors

11

ITEM 1B.

Unresolved Staff Comments

17

ITEM 2.

Properties

17

ITEM 3.

Legal Proceedings

18

ITEM 4.

Removed and Reserved

18

PART II

18

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

18

(e) Forward Stock Split. On May 19, 2010, the Company implemented a Ten for One (10:1) forward stock split of its issued and outstanding common stock. New shares will be issued to each shareholder upon surrender and receipt of the old shares from the shareholder. The Cusip Service Bureau issued a new Cusip number for the shares subject to this transaction which is 50582Q 202. On the effective date, the Company’s issued and outstanding common stock were increased from 11,320,000 to 113,200,000 shares.  19

ITEM 6.

Selected Financial Data

19

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

19

ITEM 8.

Financial Statements and Supplementary Data.

23

ITEM 8B.

Other Information. None.

23

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

23

ITEM 9A(T).

Controls and Procedures.

24

PART III

25

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

25

ITEM 11.

Executive Compensation

27

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

28

PART I

ITEM 1.

Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

Overview

Ladybug Resource Group, Inc. (the Company, we) was incorporated in the State of Nevada on November 27, 2007. Our original business purpose was to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Ms. Ramage left the Company on October 21, 2009. As a consequence of the departure of Ms. Ramage, the Company expanded its business purpose to include identifying and acquiring breakthrough technologies, patents, patents-pending and trade secrets in the Energy, Health, and Intellectual Property sectors. During the second half of our fiscal year ended June 30, 2010, we successfully identified two opportunities and embarked on a strategy to develop the intellectual property of the two entities by incorporating it into two subsidiary companies. At June 30, 2010 the Company has two wholly owned operating subsidiaries: New Solar Electricity Corporation and Inner Path Health Corporation.

Operations

Ladybug designs the message or marketing themes included on Internet Websites. We will accept engagements for the development of entire Websites in which case we will work with other contractors to code complex portions of the project and design portions that are not theme or marketing related.

During the fiscal year ended June 30, 2010, we derived all of our income by maintaining the web sites of related parties, namely Barton Family Funeral Service LLC and Northwest Memorials, both of which are controlled by the family of our secretary and majority shareholder, Patricia Barton. We do not have any agreements or contracts with these two companies. During the year our officers and interested shareholders devoted substantial time to identify new opportunities in the energy, health, and intellectual property sectors. We limited our attention to niche technologies or technology that lends themselves to marketing through licensing or sublicensing.

By leveraging our Internet Website capabilities, our strategy involves building a strong web presence for the product to be licensed and then promoting the availability of the technology or product in foreign markets.

We also plan to arrange for initial manufacturing of our healthcare products in the United States for export to foreign licensees. Potential foreign licensees of our products may have intellectual property of their own which could offer interesting cross-licensing opportunities. Cross-licensing offers a low risk, low-cost way of leveraging intellectual property in our respective markets. We also intend to help foreign licensees of our products with their web site presence in the English language as part of our cross-licensing strategy.

Marketing

Ladybug obtains customer leads from the business and personal contacts of our officers, shareholders, and by word of mouth. Several of our shareholders and an officer have substantial knowledge of markets in China and South America and have committed to make introductions to large companies and other potential customers in those markets.

As a public company we are required to make certain disclosures about our activities. It has been our experience that potential customers learn about our activities from such public filings, as well as from market makers, press releases, and by word-of-mouth from our own shareholders who rely on the disclosures for reliable information.

Ladybug developed its first product to be marketed to companies in the funeral business. This product, when installed on a funeral home’s Website, made it easy to place obituaries on the Website. While Molly Ramage remains available to assist us on a limited basis, no new sales to funeral businesses other than an original participating funeral business have been made this year and we are not actively soliciting new funeral web site development projects. If contacted, we remain available to assist former and new clients with their Internet Website needs. Ladybug has developed other web sites focused on our acquisition of New Solar Electricity Corporation and Inner Path Health Corporation. The respective sites for Ladybug, New Solar, and Inner Path may be found at:

http://ladybugrg.com/#/Home-01-00/

http://www.newsolarec.com/

http://innerpathhealth.com/

Competition

Web Site Marketing

The Web applications market is highly competitive and has low barriers to entry, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, we expect that we will face additional competition from existing competitors and new market entrants in the future. Some of these competitors are part-time contractors willing to provide services at low rates to enter the industry or earn extra money. On the other hand, many of our current and potential competitors have greater name recognition and more established relationships in the industry and greater resources.

Technology Research and Development

Our subsidiaries, New Solar and Inner Path, compete in international markets along with thousands of companies, both extremely large and very small. The cost of conducting independent research and testing products can be extreme high. We may not have the resources, expertise or other competitive factors to successfully compete.

The solar energy and health product markets are dominated by large firms with substantial capital and human resources. Many of these companies have extensive portfolios of patents, infringement of which may be difficult to avoid.

We intend to license our products in China. Chinese commercial law is relatively undeveloped compared to the North and South America and Europe. While we intend to license our products to reputable Chinese companies and expect them to defend our license rights in their market, we may have limited legal recourse in the event that either they or their competitors violate the terms of our licenses. Limited protection of intellectual property under Chinese law may result in our products being manufactured locally or unauthorized parties may attempt to copy or otherwise obtain our product formulas. As a result, we cannot assure that we will be able to adequately protect our product formulas.

Intellectual Property

We have no patents or registered trademarks. Our beauty and health formulas are of a proprietary nature but the ingredients must be displayed on labels. As such they are subject to reverse engineering or modification.

Employees of Ladybug

As of June 30, 2010, we had three employees, including Mitchell Trace, the Company’s Chief Executive Officer and Director, Patricia Barton, our Secretary, Director, and majority shareholder, and Dr. Craig Barton, our Vice President and Chief Operating Officer. None of our officers and directors is under contract. Mr. Trace and Ms. Barton spend approximately 10 hours each per month on Company matters. Our Vice President, Dr. Barton devotes approximately thirty hours per week to the Company and its subsidiaries. He is the husband of Patricia Barton.

NEW SOLAR ELECTRICITY CORPORATION

New Solar Electricity Corporation (“New Solar”) was incorporated in the State of Nevada on December 15, 2009. New Solar is a development stage company based in Orlando, FL.

On April 13, 2010, we acquired 16,500,000 shares of New Solar. At the time of acquisition these shares represented 36.6% of the issued and outstanding capital stock of New Solar. The balance of the shares was owned by Dr. Zhou (Jason) Yu. Dr. Yu received his New Solar shares for his agreement to transfer intellectual property to New Solar. On May 17, 2010, Dr. Yu and New Solar terminated their relationship, each returning the originally tendered consideration. Dr. Yu resigned as New Solar’s president. Christian Tedrow was named successor President of New Solar. New Solar is engaged in original research on a new type of solar reflector and has no revenue to date. Due to the inactivity of New Solar during the period from April 13, 2010 to May 17, 2010, the issuance of the 16,500,000 shares has been treated as an acquisition of 100% of New Solar from the date of issuance.

Company Overview

New Solar Electricity Corporation (New Solar), was organized in the State of Nevada on December 15, 2009. It is an alternative energy research and development company seeking to capitalize on the booming global solar market. We are developing what we have termed our “Solar Tracer”, a low cost, high efficiency concentrated solar collector. Solar Tracer will use concentrating solar power technology to capture energy from the sun and transfer it in the form of heat to run steam turbine generators. The company believes that its Solar Tracer will exceed the performance of the current generation of linear concentrator systems. Upon completion of Solar Tracer, New Solar intends to license out the rights to Solar Tracer on a country-by-country basis.

Development Agreement

On June 18, 2010, New Solar signed a development agreement with Eugene Augustin of Wireless Engineering Corp. Under the terms of the development plan Mr. Augustin will develop an improved solar concentrator to be called "Solar Tracer". The plan is a staged development whereby the results of each preceding development stage will determine research and development parameters for each succeeding stage. New Solar anticipates changes to the work plan as the development is pursued and tested. At the end of the development process, New Solar anticipates having prototype "Solar Tracer". New Solar anticipates that Mr. Augustin will apply for patent protection and subsequently enter into agreements with New Solar regarding intellectual property issues. Presently, New Solar has no intellectual property agreements with Mr. Augustin. Mr. Augustin will also write a "White Paper" for presentation for industry groups and prepare manufacturing drawings for licensed production for initially proof-of-concept prototype, and then full-scale manufacturing.

Solar Tracer: Design and Savings

We believe the Solar Tracer will potentially provide an investment savings through its unique, highly effective and low cost concentrator design, collection tube and tracking system. Solar concentrators are a solar system design that operates by a having a structure that reflects and magnifies sunlight onto solar cells or collection tube, like a magnifying glass. Solar Tracer’s design shape will potentially allow for a wider acceptance angle of solar rays than the current solar concentrator designs on the market today.

Solar Tracer intends to design a unique and innovative collection tube that will increase sunlight capture while reducing tracking costs. Tracking is the process of moving the collector in relation to the sun’s arc over the course of the day. The total Solar Tracer design, once complete, may have the potential to capture more solar rays than the current industry standard concentrators in use all over the world.

A large portion of Concentrated Solar Power (CSP) farms use expensive steel board and glass mirror sheeting to form solar reflectors, with the glass mirror glued on previously formed steel board to produce a long convex reflective surface. On CSP farms, reflectors are 80% of concentrator cost with the steel board and glass mirror costing at least $80/m2. Solar Tracer is being made out of fiberglass composite, which will potentially give the Solar Tracer both the strength and durability of steel but at a lower cost.

Solar Tracer: Project Status

The development of Solar Tracer is a multi-phase project with the goal of creating a low-cost, high efficiency solar concentrator. There are an anticipated 5 stages to the development of Solar Tracer, with completion of Phase One nearly complete as of September 27, 2010.

Phase One: Reflectivity testing of various surface materials to be added to future fiberglass collector structure. Goal is to find a surface material that provides the highest reflectivity at the lowest cost.

Phase Two: Testing and development of prototype fiberglass collector structure. Testing will include sunlight capture and reflectivity efficiency testing on variations of parabolic shape and curvature.

Phase Three: Testing and development of innovative collection tube with goal to improve sunlight capture while reducing “Tracking” movements and costs. Collection tube is being developed with the intention to proprietize the tube once proven and complete.

Phase Four: Integration of collection tube with fiberglass collector structure and proceeding to full prototype testing.

Phase Five: Upon completion of full prototype testing and results, New Solar intends to begin marketing Solar Tracer worldwide for licensing on a country-by-country basis.

Global Solar Market

The market for solar power is growing fast, with a worldwide market forecast growth of 34% on average in total global PV demand from 2008 to 2011. Additionally, global end-market PV industry revenues were $11.2 billion in third quarter 2009, up 62% on second quarter. The global solar energy market set to exceed $60 billion by 2014.

Countries all over the world are aggressively moving to support and expand their solar power infrastructure. Countries such as Germany, Spain, Saudi Arabia and China are backing multi-billion dollar solar projects. Additionally, world governments from the U.S. to Spain are providing major tax and investment incentives to solar companies to help spur growth.

Management

Christian Tedrow: President, Board Member

Christian Tedrow, 28, earned his Masters in Communications from the University of Central Florida in May 2008 and an under-graduate degree in English from Elon University. He taught a Communications course at Valencia Community College during the 2007-2008 school year. Since 2000 he has been a principal in Sterling LLC, a Winter Park Florida consulting firm involved in marketing and communication. He is currently the managing member of Sterling LLC.

Mr. Tedrow’s has diverse experience throughout numerous industries. From media to energy to pharmaceutical to biotechnology, his vision, talent and market awareness has helped guide partners and clients through a tumultuous marketplace. Mr. Tedrow has traveled to over nineteen countries and has developed financial and cultural awareness unique to the countries in which he does business.

Mr. Tedrow has extensive experience doing market and financial research and competitor analysis. Mr. Tedrow has over a dozen published business research articles on U.S. and Chinese companies. He is a regular contributor to newspapers and other publications.

Richard Tedrow: Executive Vice President Development, Board Member

Richard Tedrow, 69, held a number of senior positions in the U.S. Department of Energy: Deputy Director Office of Hearings and Appeals and Director of the Office of Financial Analysis. He was a charter member of the Senior Executive Service and advises on management and budgetary policies, as well as planning and regulatory matters. For 15 years until he left he was the first and only Chair of the DOE Working Capital Fund's Dispute Resolution Council handling financial disagreements among members of the Fund.

Mr. Tedrow was appointed under President Nixon to the White Cost of Living Council and Price Commission advising and administering anti-inflationary measures involving wholesale and retail trade and commodities transactions. During this era his responsibilities were expanded to include agricultural commodities and futures trading as well as the structure and treatment of domestic cooperative enterprises. Mr. Tedrow ultimately authored the history of the exceptions [regulatory variances] process during this period of controls.

Under President Ford he served at the Federal Energy Office and Administration concerning economic regulation as well as the crude oil and refined petroleum product industry. Mr. Tedrow testified before a joint session of the U.S. Congress on shortages and domestic supplies of petroleum products, and has provided literally hundreds of written and in-person answers to congressional inquiries on these and related subjects.

During the Carter Presidency Mr. Tedrow was specifically assigned to consult with the President's Council on Wage and Price Stability concerning the inflationary effects of pending/proposed utility commission rate approvals throughout the domestic economy. His financial background and experience in investment banking and the food industry was critical for these roles.

During both the Reagan and Clinton administrations Mr. Tedrow took part in high-level U.S. agency strategic planning and policy development. He developed and implemented the Department of Energy Excellence program, a system that has successfully spread and rewarded the adoption of the Baldridge quality performance management principles throughout the 150,000 person Energy complex.

Richard Tedrow received dozens of monetary and other awards for distinguished executive service under Presidents Ford, Carter, Clinton, Reagan and President Bush, and was singled out for special presidential recognition conferred by President Reagan. At present he is the President of n/a Consulting and has participated in web design and development, several successful literary/pictorial efforts, a successful television series as well as product design and development.

Karen Aalders : Secretary Treasurer

Karen Aalders, 58, has over fifteen years of financial reporting experience with private and publicly listed companies. Her responsibilities serving as both Secretary/Treasurer and Board Member have included all financial aspects of the companies and daily activities, communicating with accountants and auditors to make sure that all filings and regulations were complied with, and preparing financial presentations for investment banking groups.

Ms. Aalders has served in a financial control position for start-up firms, taking them through the formation stage, pre and post funding, public offering, filing, listing and trading. She has handled the financial analysis of, and reporting on, merger and acquisitions from initial interest through successful conclusion. These companies have included those in the fields of media, gaming, manufacturing and retail, located in the United States, Hong Kong, Korea, China and Europe.

From 1970 through 1994, Ms. Aalders' private industry experience included Purchasing Oversight at Sorex Medical, Inc., International Purchasing Supply Liason for Sciex, Inc., a security products manufacturing firm, and Department Administrator for five years for Ampex Corporation where she was personally responsible for increasing productivity to 97% in her department.

Properties

New Solar operates out of an office at 11637 Orpington Street, Orlando, Florida 32817. The office is provided to the company at no cost. The office is owned by Jeffrey Martin, a Ladybug shareholder. There is no written agreement.

Family Relationships

Richard Tedrow is the paternal uncle of Christian Tedrow.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of New Solar during the past five years.

Executive Compensation

Our officers and directors serve without compensation until such time as the company has sufficient revenue at which time compensation will be set by the board of directors.

INNER PATH HEALTH CORPORATION

Overview

Inner Path Health Corporation (“Inner Path”), was organized in Nevada on May 27, 2010. It is a wholly owned subsidiary of LadyBug Resource Group (“LBRG”).

Under an exclusive 20 year licensing agreement, Inner Path Health acquired the formulas for approximately 190 products that include cleansers, scrubs, moisturizers, anti-acne cream, eye (lid) care, age restoration creams, moisturizing, volumizing, restoring shampoos and conditioners, hair control gels, mousse, clays and sprays, and nutritional supplements from Inner Path Holdings, Inc. Some of these products are targeted to specific ethnicities. All are designed for the varying needs of different age groups and sexes.

Inner Path offers "target specific" health supplements for men and women that help with issues such as sleeplessness, headaches, aches and pains, mood improvement, energy, calm support, appetite control, among others. Inner Path also offers athletic supplements to help improve and sustain athletic performance.

Inner Path intends to focus its initial marketing efforts on Asia through forming strategic licensing agreements with strong Chinese companies. Manufacturing of the products has been arranged through Centre Manufacturing LLC of Rockford, Minnesota. Centre Manufacturing is owned by our technical advisor, Dr, Ashok Patel. We do not have a written contract.

Inner Path Products

Inner Path’s intends to sell its products and formulas through wholesale channels, or license products to other manufacturers or multi-level marketing organizations.

Nutritional Supplements

The twenty-two nutritional supplement formulas acquired by Inner Path are named as set forth below. The names are intended to convey the possible benefits of adding these supplements to the diet. As with all nutritional supplements, different people will experience different effects ranging from no noticeable effect or benefit to an intended or hoped-for effect of enhanced well-being. Such variation may be due to the varying nutritional status of individuals or may be due to the placebo effect. The company makes no health claims for any product and the supplements are not intended to diagnose, treat, cure, or prevent and disease or deficiency state.

The company intends to market these same formulas under different names to other targeted markets.

1.

Clearly YouTM

2.

 SnoozzTM

3.

Crave BehaveTM

4.

Clearly PainlessTM

5.

H-Immune 911TM

6.

C-Immune 911TM

7.

Helping HandsTM

8.

Clearly BreathingTM

9.

Clearly U2TM

10.

Clearly KidsTM

11.

Neural PathwaysTM

12.

Inner G for WomenTM

13.

Inner G for MenTM

14.

Snoozz.5TM

15.

Flablaster TM

16.

Flablaster w/o 7-KetoTM

17.

ADHD’s UpTM

18.

Power UpTM

19.

TouchdownTM

20.

MatchmakerTM

21.

BodiGuardTM

22.

MetabolXTM

We believe all of the herbs, amino acids, and other compounds contained in our supplements are USP or food grade and comply with the labeling requirements of Title 21 of the Code of Federal Regulations, Part 101.4(h) (21 CFR 101.4(h).

Hair Styling Aids (Fifty Formulas)

Our formulas for fifty hair styling aids include a small percentage of 2.5-Diazolidinylurea as a preservative. This preservative releases formaldehyde in very small amounts over time and is generally regarded as safe. Formaldehyde is naturally produced in small amounts in the human body and is metabolized so quickly that it does not accumulate to toxic levels.

Traditionally formaldehyde has been used as a disinfectant and preservative in higher concentrations because it efficiently kills most bacteria and fungi. Its use in a slow-release form in hair and skin care products efficiently and safely protects them from inadvertent bacterial contamination.

Some people may develop contact dermatitis upon exposure to ingredients in cosmetics. One important aspect of contact dermatitis is the length of time the skin is exposed to a substance. Because hair styling aids such as mousses, glosses, creams, and sprays may remain on the hair for extended periods, they are more prone to cause irritation in sensitive people than products which are applied and quickly rinsed off such as shampoos and conditioners. Persons who are sensitive to preservatives routinely avoid their use. Inner Path has a separate line of hypoallergenic hair styling aids to address these concerns.

The use of this effective preservative gives these products a long shelf life and extends their effectiveness and stability over a wide range of climatic conditions. This extended shelf life is a particular advantage to distributors and sales organizations in large countries or in markets with slow turnover.

Skin Care Products

Our line of skin care products (17 formulas) is named to convey their intended uses but is not intended to treat or cure any pathologic condition. Their use is intended for protective or cosmetic purposes and they contain ingredients that have demonstrated utility for the intended purpose.

Age Defying Crème

1.

Anti-Acne Facial Cleansing Foam

2.

Anti-Acne Facial Crème

3.

Anti-Acne Spot Serum

4.

BioScrub Version 1

5.

BodiLicious Crème

6.

Clarity Anti-Acne Cleansing Foam

7.

Days of Youth Crème

8.

Exquisite Facial Crème

9.

Eye Cushion Crème

10.

Eye Restoration Serum

11.

Facial Smoothing Serum

12.

Facial Cleansing Foam

13.

Intensive Night Repair Crème

14.

Lightning Crème

15.

Phantom Crème

16.

Restore Crème 3 w/Emu Oil

Among the ingredients in some of our proprietary formulas are the following:

DL Panthenol - the alcohol analog of pantothenic acid (vitamin B5). In ointments, Panthenol has good skin penetration. It improves hydration, reduces itching and inflammation of the skin and accelerates and improves healing of epidermal wounds.

Emu oil - an oil made from the fat of the emu, Dromaius novaehollandiae, a bird native to Australia. It has been used historically by the Australian aborigines for the treatment of burns, wounds, bruises, and as a pain reliever for bone, muscle, and joint disorders. The largest component is oleic acid, a mono-unsaturated omega-9 fatty acid. Emu oil also contains about 20% linoleic acid (an omega-6 fatty acid) and 1-2% linolenic acid (an omega-3 fatty acid. No claim is made that these essential fatty acids are absorbed by the skin or have any nutritional benefit when applied topically. The oil imparts a smooth texture to dry skin.

Extract of Siegesbeckia orientalis – although research on this plant extract is still sketchy, its safety is established and anecdotally it is regarded as effective in the following product types: anti-aging around-eye cream ; facial moisturizer/treatment ; scar treatment. Inner Path will continue to study this novel ingredient under varying conditions and concentrations.

Glycolic Acid - used to improve the skin's appearance and texture. It may reduce wrinkles, acne scarring, hyperpigmentation and improve many other skin conditions, including actinic keratosis, hyperkeratosis, and seborrheic keratosis. It is a is a strong irritant and must be used judiciously in special products such as a chemical peel or acne preparations.

Palmitoyl pentapeptide-4 – a skin rejuvenation compound developed by Sederma corporation in collaboration with Proctor & Gamble. It is claimed by the manufacturers to be as effective against wrinkles as retinol but does not cause skin irritation. . Most other studies show improvement in various objective and subjective measures of wrinkles. No side effects have been reported.

Targeted Hair Care, Skin Care, and Supplements

This category comprises the largest number of formulas owing to the many subjective criteria licensees and their consumers may use to choose a shampoo, conditioner, or styling aid. Such subjective criteria include fragrance, color, and consistency, which have little correlation to actual performance. Some fragrances or flavors are preferred in one country but are shunned in others. Men may like woodsy scents, women may prefer floral scents. These are important, but subjective, preferences.

While there is considerable over-lap in performance factors between shampoo for men and women, as well as among different ethnic groups, a combination of subjective and objective criteria allow Inner Path to target specific consumer groups. For example a shampoo that cleanses, detangles, moisturizes, conditions, reconstructs, shines, protects, and offers directional control is appropriate for almost everyone, including children, Yet not everyone wants the same scent or color. Our current product line-up is organized as follows:

•

Hair MechanicTM - Hair Care for Men

•

ProJoxxTM – Products targeted to athletes. In keeping with our holistic approach, his category also includes nutritional supplements.

•

Spa GenieveTM - a line of cleansers, crèmes and lotions, cosmetic serums, and anti-acne products targeted to salons.

•

Multiple solutions including products targeted to Asian and South America. This category includes shampoos and conditioners that impart high shine, hair clays, extra hold mousse, multiple purpose hair spray, and fragrances targeted to specific markets.

Properties

We currently operate out of an office at 6801 Bleck Drive, Rockford, MN 55373-4542 provided to us by our technical advisor, Ashok Patel, at no cost to us. There is no written agreement.

Inner Path Officers and Directors

President, CEO, CFO, Director

Dr. Craig Barton, 70, received a Doctor of Dental Surgery (DDS) degree from the University of Southern California in 1968 and practiced dentistry until 1997. He then worked as a private consultant on projects involving foreign trade and finance. In 2005 he founded BBN Global Consulting, Inc. which was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. Since selling control of BBN Global Consulting in September 2007 and resigning from all positions held, he has been primarily occupied with assisting in the business development of the family mortuary business in Kirkland Washington and assisting not-for-profit organizations.

In May 2010, he joined Ladybug Resource Group (“LBRG”), Inc. as its vice-president and Chief Operating officer to help the company find and develop new technologies.

Dr. Barton is the husband of Patricia Barton, the LBRG Secretary and a member of the board of directors.

Secretary

Dr. Richard Barton, 57, received his medical degree from Albany Medical College, Albany, New York in 1982. He completed a four year residency in Obstetrics and Gynecology at Loyola University of Chicago Medical Center in Maywood, Illinois in 1986.

From mid-1986 to mid-1991 Dr. Barton was employed by Loyola University Stritch School of Medicine as an Instructor and Assistant Professor of Clinical Obstetrics and Gynecology and had an Obstetrics and Gynecology practice both in Maywood and Oakbrook Terrace, Illinois. Since 1991, he has been in private practice in Downers Grove, Illinois. Dr. Barton was certified by the American Board of Obstetrics and Gynecology in 1988. He was re-certified in 1998. He is a Fellow of the American College of Obstetricians and Gynecologists.

Technical Advisor, Director

Dr. Ashok Patel, 50, earned a Ph.D. in bio-chemistry, specializing in the study of how the human body interacts on a chemical level. Dr. Patel did his under-graduate studies at the University of Birmingham in England and graduated with honors with a Bachelor of Science Degree in Medical Biochemistry and earned his Ph.D. in Medical Biochemistry from the University of Wales in Cardiff, Wales in 1982. In 1988, Dr. Patel received his MBA degree from College of St. Thomas, of St. Paul MN.

Dr. Patel is the owner and operator of Centre Manufacturing, a laboratory and manufacturing company located in Rockford, Minnesota. Dr. Patel will manufactures all of Inner Path’s products and provides office space at his facility at no direct cost to inner Path.

Significant Employees

None, except our president, Dr. Craig Barton who is also an officer of Ladybug Resource Group, Inc.

Family Relationships

Dr. Craig Barton is the husband of Patricia Barton, Ladybug Secretary and controlling shareholder.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Inner Path during the past five years.

Legal Proceedings

There are not any pending legal proceedings to which Inner Path is a party or as to which any of its property is subject, and Inner Path does not know nor is it aware of any legal proceedings threatened or contemplated against it.

Accounting Treatment of Subsidiaries

Effective June 30, 2010, the Company discontinued the operations of its two wholly owned subsidiaries, Inner Path Health and New Solar. As a result, the 2010 operations of these subsidiaries are treated as discontinued operations in the consolidated financial statements Until the discontinued operations are sold or spun off to our shareholders, income or loss from these operations will continue to be included in the consolidated financial statements as income or loss from discontinued operations.

ITEM 1A.

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

Ladybug has very limited financial resources and had negative working capital of $100,520 and an accumulated deficit of $168,728 at June 30, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on Ladybug’s financial statements as of June 30, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ladybug is and will continue to be completely dependent on the services of its President, Mitchell Trace, and its Secretary, Patricia Barton and its Chief Operating Officer, Craig Barton, the loss of whose services would likely cause its business operations to cease.

Ladybug’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Mitchell Trace, its President, Patricia Barton, its Secretary, and Craig Barton, its Vice President and Chief Operating Officer, Craig Barton spends approximately 30 hours per week promoting our business and seeking business opportunities. He is principally responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines with our business plan. We will fail without Dr. Barton or an appropriate replacement(s).

We depend on a very limited number of customers.

During the fiscal year ended June 30, 2010, the Company derived 100% of its revenues from two (2) companies, Barton Family Funeral Service and Seattle Cremations. The work done for them related to our web development and obituary products and maintenance. We do not have long-term agreements with any customer and cannot predict the likelihood of getting additional engagements from them.

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

We currently have only three employees. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Mitchell Trace, our Chief Executive Officer, and Chief Financial Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Mitchell Trace, our Chief Executive Officer and Chief Accounting Officer, has no meaningful financial reporting education or experience. Consequently he is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

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

We have only two Directors, Mitchell Trace and Patricia Barton, who are also executive officers. Accordingly, we cannot establish Board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of Board members is decided in favor of the Chairman, Mitchell Trace, which gives him significant control over all corporate issues.

Until we have a larger Board of Directors that would include some independent members, if ever, there will be limited oversight of our President’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Inner Path has limited financial resources and no assets other than product formulas.

Inner Path is a development stage company with limited financial resources and no assets except for our formulas. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition, and results of operations, including failure as a business. We operate in a very competitive environment and rely on the advice and services of certain of our parent company’s shareholders to promote our products to large companies in foreign markets. We do not have the resources to promote or products independently of those shareholders.

While we believe our formulas do not infringe on any patents, we have no assurance that such claims will not be made. We do not have the resources to defend against such claims.

New Solar Electricity Corporation has limited financial resources.

New Solar is a development stage company with limited financial resources. A failure to realize our research objectives would have a material adverse effect on our business, financial condition, and results of operations, including failure as a business. We operate in a very competitive environment and rely on the advice and services of certain of our parent company’s shareholders to facilitate and finance our on-going research project. We do not have the resources to independently pursue the research and will continue to rely on loans or funding from our parent company.

While we believe our research will result in patentable technology but there is no assurance that such technology will evolve or that patents will issue.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 300,000,000 shares of common stock and 20,000,000 of preferred stock. As of June 30, 2010, 168,050,000 common shares and 20,000,000 preferred shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ladybug because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.001 par value per share and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this Annual Report, we have 131,950,000 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

The trading of our securities is on the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

The ability of our Secretary and majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our Secretary and her husband and four other principal shareholders beneficially own 83.95% of our outstanding common stock. Because of this level of beneficial stock ownership, our President and four other principal shareholders will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our President and four other principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and Directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our President and three other principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our President and three other principal stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

Future sales of common stock by our existing shareholders could adversely affect our stock price.

As of June 30, 2010, Ladybug has 131,950,000 issued and outstanding shares of common stock. Sales of substantial amounts of common stock in the public market, or the perception that such sales will occur, could have a materially negative effect on the market price of our common stock if a market ever develops. This problem would be exacerbated if we issue common stock in exchange for services or in connection with fund raising transactions.

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

Commencing on September 19, 2008, we were required to file periodic reports with the SEC which are immediately available to the public for inspection and copying. Except during the year that our Registration Statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our Registration Statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. Although we are currently required to deliver periodic reports to security holders, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.

Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.

Properties

We currently operate out of office space located at 11630 Slater Ave., NE, Ste. 1A, Kirkland, Washington 98034 provided to us by our Secretary at no cost, which serves as our address. Ms. Barton incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

New Solar Electricity Corporation has offices The corporate address is 11637 Orpington St., Orlando, FL 32817. The telephone number is 407-207-0400.

Inner Path Health Corporation’s corporate address is 6801 Bleck Drive, Rockford, MN 55373-4542. The telephone number is 763-202-4165.

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

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for the quarters ending June 30, 2010 and 2009 and interim periods. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2010	High	Low
June 30	0.51	0.35
September 30	0.56	0.54
December 31
March 31

Fiscal 2009	High	Low
June 30	-	-
September 30	-	-
December 31	-	-
March 31 (pre-split)	5.00	4.85

(a)

Holders

Our company has approximately 62 shareholders of its common stock as of June 30, 2010 holding 131,950,000 common shares. We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Shares”).

(b)

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)

Recent Sales of Unregistered Securities.

On June 2, 2010, the Company issued 2,000,000 shares of its common stock on behalf of Inner Path Health, its wholly-owned subsidiary for a license agreement for formulae owned by Inner Path Holdings, Inc (“Holdings”). The shareholders of Inner Path Holdings are significant shareholders of Ladybug; consequently the transaction has been valued at $0, their basis in the formulae.

On June 15, 2010 we sold 250,000 common shares to Centerpoint Communications Group, LLC for consulting services valued at $250 or $.001 per share.

We believe the shares were offered in a private non-public transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of June 30, 2010. Information is included for equity compensation plans not approved by our security holders.

Table No. 2

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	-0-	-0-	-0-
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total

(e) Forward Stock Split. On May 19, 2010, the Company implemented a Ten for One (10:1) forward stock split of its issued and outstanding common stock. New shares will be issued to each shareholder upon surrender and receipt of the old shares from the shareholder. The Cusip Service Bureau issued a new Cusip number for the shares subject to this transaction which is 50582Q 202. On the effective date, the Company’s issued and outstanding common stock will be increased from 11,320,000 to 113,200,000 shares.

ITEM 6.

Selected Financial Data

Smaller Reporting Companies are not required to provide this data.

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

The purpose of this section is to discuss and analyze our financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the financial statements and notes that appear elsewhere in this Annual Report on Form 10-K. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

The following discussion should be read in conjunction with our financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2010 COMPARED TO THE YEAR ENDED JUNE 30, 2009

We had total revenue of $9,309 for the year ended June 30, 2010, compared to total revenues of $52,186 for the year ended June 30, 2009, which represented a decrease in revenue of $42,877 or 82.16% from the prior period. Revenues decreased due to the reduction in our former President’s services, and management’s focus on developing the business of our subsidiaries.

We had total expenses of $57,985 for the year ended June 30, 2010, compared to total expenses of $148,274 for the year ended June 30, 2009, a decrease in total expenses of $90,289 or 60.89% from the prior period. The reason for the decrease in expenses was due to lower compensation paid, lower professional fees paid, and substantially lower subcontractor costs.

We had a net loss of $54,607for the year ended June 30, 2010, compared to a net loss of $96,088 for the year ended June 30, 2009, a decrease in net loss of $41,481 or 43.17%, which decrease in net loss was primarily due lower operational costs, primarily office and subcontractor costs due to a lower level of web site development work.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $9,175 as of June 30, 2010, consisting of total current assets totaling $4,493, including cash of $428 and prepaid expenses of $4,000, and long-term assets including computer equipment, net of accumulated depreciation of $1,682.

We had total current liabilities, consisting of accrued professional fees, demand loans payable, liabilities of discontinued operations, of $105,013.

We had negative working capital of $100,520 and an accumulated deficit of $168,728 as of June 30, 2010.

We had total cash used in operating activities of $22,617 for the year ended June 30, 2010, which was mainly due to $54,607 of net loss, $3,000 deposit, and $4,000 in prepaid expenses, all offset by $19,865 of impairment of goodwill, $4,500 of contribution of services, $1,704 of depreciation, $2,050 accounts receivable, $250 of common stock issued for services, and $10,621 of increase in accrued expenses.

We had net cash used in investing activities of $31 for the year ended June 30, 2010.

Ladybug does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere herein. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a publicly traded entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Private capital, if sought, will be sought from private investors referred to us our officers or shareholders. During 2010, we borrowed $11,000 from an entity controlled by the son of the Company’s Vice-President. The loans were made on an unsecured non-interest-bearing basis and are due on December 31, 2010. Interest is not being inferred because the loan was received from a related party.

To date, we have not sought any other funding source and have not authorized any person or entity to seek out funding on our behalf. If a sustainable market for our shares develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. Until we identify a source of cash or financing, we plan on keeping discretionary expenses requiring the short-term expenditure of cash to an absolute minimum. During the year ended June 30, 2010 we issued 250,000 shares of restricted stock valued at $250 for consulting services.

We are subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended and as such will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

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

Item 7A.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

ITEM 8B.

Other Information. None.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended June 30, 2010 and 2009, or any interim periods. We have not had any other changes in, nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2010, and 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources, no employees, and out-sourced operations, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. We expect to continue this structure for the foreseeable future.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

On October 21, 2009, the Board of Directors of Ladybug Resource Group, Inc. increased the number of Directors from three (3) to five (5) and appointed Mitchell T. Trace and Patricia J. Barton as Directors of the Company to fill the vacancies created by such increase.

Subsequent to that appointment, Molly S. Ramage, resigned as our President, Chief Executive Officer, Chief Accounting Officer, and Chairman; Stephen H. Ramage resigned as our Vice President, Secretary, Treasurer, and Director; and Benjamin Ramage, resigned as our Vice President, Chief Financial Officer, and Director (the “Resignations”) and Mitchell T. Trace was appointed as the President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company and Patricia J. Barton was appointed as the Secretary of the Company.

On May 17, 2010, the Company’s directors appointed Craig Barton as Vice President of Corporate Development and Chief Operating Officer. Mr. Barton accepted the position on May 24, 2010 Mr. Barton will serve until such time as his successor is appointed by the board of directors.

The following sets forth information concerning our Management and key personnel:

Name	Age	Position	Tenure

Molly S. Ramage	55	President, Chief Executive Officer, Chief Accounting Officer, Chairman of Board of Directors	11/27/07 to 10-21-09

Stephen H. Ramage	53	Vice President, Secretary/ Treasurer, Director	11/27/07 to 10/21/09

Benjamin Ramage	25	Vice President, Chief Financial, Officer, Director	5/1/08 to 10/21/09

Mitchell Trace	34	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director	10/21/09 to Present

Patricia J. Barton	66	Secretary, Director	10/21/09 to Present

S. Craig Barton	70	Vice President of Corporate Development, Chief Operating Officer	5/24/10 to Present

Molly S. Ramage

Ms. Ramage has served as President and Chairman of the Company since inception To October 21, 2009. Ms. Ramage is also currently a Funeral Director for Barton Family Funeral Service in Kirkland, Washington, where she has worked since May 2006. Prior to this, Ms. Ramage was a Business Manager for Swedish Medical Center in Seattle, Washington from June 1993 to October 2000

Ms. Ramage is a graduate of Eastern Washington University, where she earned her Bachelors degree in Special Education in 1978.

Stephen H. Ramage

Mr. Ramage was an officer and Director of the Company from inception to October 21, 2009. Mr. Ramage is also currently General Manager for Golden Age Collectibles in Seattle, Washington, a position he has held since October 2002Mr. Ramage holds three bachelor degrees, one from Eastern Washington University in English, which he earned in 1977, and two from the University of Washington in Theater and Education, which he earned in 1979 and 1986, respectively. Mr. Ramage is the husband of Molly Ramage.

Benjamin Ramage

Mr. Ramage was appointed as our Vice President, Chief Financial Officer and Director on May 1, 2008 and has assisted with marketing and other duties since our inception. He is currently a counselor with the Boys and Girls Club of King County, where he has worked since June 2003. Benjamin Ramage is the son of Molly S. Ramage and Stephen H. Ramage. Benjamin Ramage resigned as our Vice-President on October 21, 2009.

Mitchell T. Trace

Mitchell T. Trace, 34, has served as a commodities buyer for Keller Supply in Seattle, Washington since March 2007. From April 2006 to September 2006, he served as the Materials Manager for Pryer Machine and Tools Aeronautics in Tulsa, Oklahoma. From July 2004 to April 2006, he served as the Logistics Manager for F.W. Murphy in Tulsa, Oklahoma. From September 2001 to May 2004, he served as the Accounting and Purchasing Supervisor for Maverick Transportation in North Little Rock, Arkansas. From March 1994 to September 2001, he served as the Assistant Sales Manager for Sam’s Club in North Little Rock, Arkansas. He holds a Bachelors of Science degree in Organizational Business Management from John Brown University, which he received in 1999.

Patricia J. Barton

Patricia Barton, 66, has been a managing member of Barton Family Funeral Service LLC, a privately held funeral service in Seattle, Washington, since its founding in June 2004. She holds a BS in accounting from Woodbury University, which she received in 1963. Previously, she managed the dental practice of S.C. Barton DDS, her husband, from August 1970 to June 1997. Throughout her career, she has established and managed several small businesses including a wholesale distribution company.

S. Craig Barton D.D.S.

S. Craig Barton, 70, received a Doctor of Dental Surgery (DDS) degree from the University of Southern California in 1968 and practiced dentistry until 1997. He then worked as a private consultant on projects involving foreign trade and finance. In 2005 he founded BBN Global Consulting, Inc. which was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. Since selling control of BBN Global Consulting in September 2007 and resigning from all positions held, he has been primarily occupied with assisting in the business development of the family mortuary business in Kirkland Washington and assisting not-for-profit organizations.

Dr. Barton is the husband of Patricia Barton, the Company’s Secretary and a member of the board of directors.

Possible Potential Conflicts

The OTCBB, on which our shares of common stock are quoted, does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our President currently devotes approximately 10 hours per month working for us and our Vice-president/COO devotes approximately 30 hours per week working for us. Accordingly, certain conflicts of interest may arise between us and our officers in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their understanding of their fiduciary duties to the Company.

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

S. Craig Barton is the husband of Patricia Barton, the Company’s Secretary and a member of the board of directors.

Involvement In Certain Legal Proceedings

To the Company’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of Registrant during the past five years, other than as provided above.

ITEM 11.

Executive Compensation

Summary Compensation Table

The following table shows, for the years ended June 30, 2010 and 2009, compensation awarded to or paid to, or earned by, our officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Molly S. Ramage(1)	2010	$-	-	-	$-
CEO/CFO	2009	$-	-	-	$-

Stephen H. Ramage	2010	$-	-	-	$-
VP/Secretary/Treasurer	2009	$-	-	-	$-

Benjamin Ramage(2)	2010	$-	-	-	$-
VP/Chief Financial Officer	2009	$-	-	-	$-

Mitchell Trace	2010	$-	-	-	$-
Pres./Chief Financial Officer	2009	$-	-	-	$-
CFO, Treas, Director

Patricia J. Barton	2010	$-	-	-	$-
Secretary/Director	2009	$-	-	-	$-

S. Craig Barton	2010	$-	-	-	$-
VP, COO	2009	$-	-	-	$-

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

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 30, 2010, we had 131,950,000 shares of common stock outstanding which are held by approximately 41 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 30, 2010; of all Directors and executive officers of Ladybug; and of our Directors and officers as a group.

Unless otherwise indicated, Ladybug believes that all persons named in the table have sole voting and dispositive authority with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Table 1.

Management Beneficial Ownership

	Amount and Nature of
Name and Address	Beneficial Ownership	Class Percentage

Patricia Barton	75,000,000	56.8%
11630 Slater Ave. NE
Kirkland, WA 98034

Craig Barton	75,000,000(1)	56.8(1)
11630 Slater Ave. NE
Kirkland, WA 98034

Molly Ramage (2)	-0-	-0-
12703 NE 129th Ct.
Kirkland, WA 98034

Stephen Ramage(3)	-0-	-0-
12703 NE 129th Ct.
Kirkland, WA 98034

Benjamin Ramage	-0-	-0-
12703 NE 129th Ct.
Kirkland, WA 98034

Jeffrey Martin	12,300,000(4)	9.32%
11637 Orpington Street
Orlando, FL 32817

Tomas L Tedrow(5)	7,950,000(5)	6.03%
P.O Box 2879
Winter Park, FL 32790

Keith Barton	7,575,000	5.74%
1611 Gatecreek Dr.
Pearland, TX 77581

Kristine Barton	8,001,000	6.06%
2702 Pebblecreek Dr.
Pearland, TX 77581

All Officers and Directors		75,000,000
As a Group

Note 1. Craig Barton is the Chief Operating Officer of the Company and he is the husband of Patricia Barton, the Company’s Secretary and member of the board of directors. He is a beneficial owner as shown above, in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse.

Note 2 . Ms. Ramage was the President and Chairman of the Company until her resignation on October 21, 2009.

Note 3. Mr. Ramage was Vice President and Secretary/Treasurer of the Company until his resignation on October 21, 2009.

Note 4. Represents 7,350,000 shares owned by Forbes Investments, Ltd., 1,950,000 owned by FSC, Ltd. and 3,000,000 owned by Ampac Investments, Inc. The Company believes that Mr. Martin has voting and dispositive authority over these shares and therefore has deemed him the beneficial owner.

Note 5. Represents 2,000,000 shares held by Inner Path Holdings, Inc., 3,000,000 shares owned by Secret Strategies LLC (Now Solar Strategies LLC) , and 2,950,000 shares owned by Oxford Street Partners. Thomas L. Tedrow has voting and dispositive authority over all of these shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We currently operate out of office space located at 11630 Slater Ave., NE, Ste. 1A, Kirkland, Washington 98034 provided to us by our Secretary at no cost, which serves as our address. Ms. Barton incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

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

The Company paid Benjamin Ramage, who is the son of the Company’s former President, independent contractor fees of $10,000 for the fiscal year ended June 30, 2009.

The Company’s subsidiary, Inner Path Health Corporation, acquired a license from Inner Path Holdings, Inc., a Florida corporation, for the worldwide intellectual property rights to the IPH Product line. The license agreement is attached as Exhibit 10.0. Jeff Martin is the Secretary/Treasurer of Inner Path Holdings, Inc and owns approximately 32% of InnerPath Holdings, Inc. As of June 30, 2010, Mr. Martin was the beneficial owner of 9.32% of our company’s common stock.

On April 13, 2010, the Company entered into a Share Exchange Agreement with the shareholders of New Solar Electricity Corporation, a Nevada corporation, whereby the Company purchased 16,500,000 New Solar shares from eleven New Solar shareholders in exchange for 16,500,000 Company shares. representing 36.6% of the issued and outstanding capital stock of New Solar. The balance of the shares were owned by Dr. Zhou (Jason) Yu. Dr. Yu received his New Solar shares for his agreement to transfer intellectual property to New Solar. On May 17, 2010, Dr. Yu and New Solar terminated their relationship, each returning the originally tendered consideration. Dr. Yu resigned as New Solar’s president. Christian Tedrow was named successor President of New Solar. Christian Tedrow is the son of Thomas L. Tedrow.

Among the New Solar shareholders who received Ladybug shares were Thomas L. Tedrow, whose beneficial ownership of the Company’s shares increased to 6.03%, and Jeffery Martin whose beneficial ownership of the Company’s shares increased to 9.32% at June 30, 2010 A copy of the Share Exchange Agreement is attached as Exhibit 2.0.

During the fiscal year ended June 30, 2010, all of our corporate income was generated by payments from Barton Family Funeral Services, LLC and Northwest Memorials. These two companies are controlled by Patricia and Craig Barton, company officers. These two companies paid Ladybug Resource Group for website maintenance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2010 and 2009, for professional services rendered by our independent principal accountants, Li & Company, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $11,000 and $12,500, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.0	Share Exchange Agreement New Solar Electricity Corporation
3.0	Inner Path Health Corporation Articles of Incorporation
3.1	New Solar Electricity Corporation Articles of Incorporation
10	License Agreement Inner Path Health Corporation
31	CEO/CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO/CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 12, 2010

Ladybug Resource Group, Inc.

(Registrant)

/s/ Mitchell Trace

By: Mitchell Trace

Title: President and Chief Executive Officer

 Chief Financial Officer

/s/ Patricia Barton

By: Patricia Barton

Title: Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 12, 2010

/s/ Mitchell Trace

By: Mitchell Trace

Title: President, CEO, CFO, Director

/s/ Patricia Barton

By: Patricia Barton

Title: Secretary, Director

LADYBUG RESOURCE GROUP, INC.

June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ladybug Resource Group, Inc.

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Ladybug Resource Group, Inc., (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladybug Resource Group, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit at June 30, 2010 and had a net loss and net cash used in operating activities for the fiscal year then ended with minimal revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 12, 2010

LADYBUG RESOURCE GROUP, INC.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
CURRENT ASSETS:
Cash	$428	$8,213
Accounts receivable	-	850
Prepaid expenses	4,000	-
Current assets of discontinued operations	65	-
Total Current Assets	4,493	9,063

COMPUTER EQUIPMENT – net of accumulated depreciation of $3,429 and $1,725, respectively	1,682	3,386
Deposit of discontinued operations	3,000	-
TOTAL ASSETS	$9,175	$12,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$82,153	$74,930
Loan payable – related party	11,000	-
Current liabilities of discontinued operations	3,444	-
Notes payable of discontinued operations	8,416	-
Total	105,013	74,930

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 131,950,000 and 113,200,000 shares issued and outstanding, respectively	131,950	113,200
Additional paid-in capital	(59,060)	(61,560)
Accumulated deficit	(168,728)	(114,121)
Total Stockholders’ Deficit	(95,838)	(62,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,175	$12,449

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

Consolidated Statements of Operations

	For the Fiscal Years Ended June 30, 2010	For the Fiscal Years Ended June 30, 2009
Revenue	$9,309	$52,186

Operating Expenses:
Compensation	4,500	18,000
Professional fees	25,334	79,483
Office and subcontractor costs	8,286	50,792
Organization	-	6,300
Impairment of goodwill	19,865	-
Total operating expenses	57,985	148,274

Loss from continuing operations before income taxes	(48,676)	(96,088)
Provision for income taxes	-	-
Loss from continuing operations	(48,676)	(96,088)

Discontinued operations:
Loss from discontinued operations, net of tax	5,931	-
	(5,931)	-

Net Loss	$(54,607)	$(96,088)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	-
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	116,899,726	113,200,000

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Years Ended June 30, 2010 and 2009

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2008	113,200,000	$113,200	$(79,560)	$(18,033)	$15,607

Contribution of services	-	-	18,000	-	18,000

Net loss	-	-	-	(96,088)	(96,088)

Balance, June 30, 2009	113,200,000	113,200	(61,560)	(114,121)	(62,481)

Contribution of services	-	-	4,500	-	4,500

Issuance of common stock for acquisition of New Solar Electricity Corporation	16,500,000	16,500	-	-	16,500

Common stock issued for services	250,000	250	-	-	250

Common stock issued for license agreement	2,000,000	2,000	(2,000)	-	-

Net loss	-	-	-	(54,607)	(54,607)

Balance, June 30, 2010	131,950,000	$131,950	$(59,060)	$(168,728)	$(95,838)

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended June 30, 2010	For the Fiscal Years Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,607)	$(96,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,704	1,656
Common stock issued for services	250	-
Contribution of services	4,500	18,000
Impairment of goodwill	19,865	-
Changes in operating assets and liabilities:
Accounts receivable	2,050	(850)
Prepaid expenses	(4,000)	-
Deposit	(3,000)	-
Accrued expenses	10,621	62,930
Net Cash Used in Operating Activities	(22,617)	(14,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition	96	-
Cash included in discontinued operations	(65)
Purchase of equipment	-	(2,616)
Net Cash Provided by (Used in) Investing Activities	31	(2,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	11,688	-
Proceeds from notes payable	3,113	-
Net Cash Provided by Investing Activities	14,801	-

NET CHANGE IN CASH	(7,785)	(16,968)

CASH AT BEGINNING OF PERIOD	8,213	25,181

CASH AT END OF PERIOD	$428	$8,213

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

June 30, 2010 and 2009

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Ladybug Resource Group, Inc. (“Ladybug” or the “Company”) was incorporated in the State of Nevada on November 27, 2007. Its business purpose is to assist in the design of websites and website components that use specific marketing messages or themes to reach target audiences. Its initial marketing focus is the websites of the funeral industry in the Seattle, Washington area.

New Solar Electricity Corporation (“New Solar”) was incorporated in the State of Nevada on December 15, 2009. New Solar is a Nevada alternative energy corporation formed in 2009 seeking to capitalize on the growing global solar market through the planned development of a low cost solar concentrator.

Acquisition of New Solar

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, on April 13, 2010, the Company acquired 16,500,000 shares of New Solar Electricity Corporation, a Nevada corporation (“New Solar”). At the time of acquisition these shares represented 36.6% of the issued and outstanding capital stock of New Solar. The balance of the shares were owned by Zhou (Jason) Yu. Mr. Yu had received his New Solar shares for his agreement to transfer intellectual property to New Solar. On May 17, 2010, Mr. Yu and New Solar terminated their relationship, each returning the originally tendered consideration. Mr. Yu resigned as New Solar’s president. Due to the inactivity of New Solar during the period from April 13, 2010 to May 17, 2010, the issuance of the 16,500,000 shares has been treated as an acquisition of 100% of New Solar from the date of issuance.

Formation of Inner Path Health Corporation

On May 27, 2010 Ladybug formed Inner Path Health Corporation (“Inner Path Health”), a wholly-owned subsidiary in the State of Nevada. Inner Path Health was formed to license formulae from a third party.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all of the accounts of Ladybug, as of June 30, 2010 and 2009 and for the fiscal years then ended. New Solar is included as of June 30, 2010, and for the period from April 13, 2010 (date of acquisition) through June 30, 2010 (date of discontinuance). Inner Path Health is included as of June 30, 2010 and for the period from May 27, 2010 (inception) through June 30, 2010 (date of discontinuance). All inter-company balances and transactions have been eliminated.

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

Business Combination

In accordance with section 805-10-05 of the FASB Accounting Standards Codification the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Computer equipment

Computer equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three (3) years.

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired. In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of June 30, 2010, no impairment of goodwill was identified.

Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, deposit of discontinued operations and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of goodwill as of June 30, 2010 of $19,865.

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

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s loan payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended June 30, 2010 and 2009.

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

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”). Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company was incorporated on November 27, 2007 and began generating revenues in early 2008. It has very limited financial resources and no committed sources of debt or equity financing. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $168,728 at June 30, 2010 and had a net loss of $54,607 and net cash used in operating activities of $22,617 for the fiscal year then ended, respectively

The Company intends to seek business aggressively through the business contacts of its management. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise funds if necessary, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate increased levels of revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITION

On April 13, 2010, Ladybug Resource Group, Inc. acquired 16,500,000 shares of New Solar Electricity Corporation, a Nevada corporation (“New Solar”). At the time of acquisition these shares represented 36.6% of the issued and outstanding capital stock of New Solar. The balance of the shares were owned by Zhou (Jason) Yu. Mr. Yu had received his New Solar shares for his agreement to transfer intellectual property to New Solar. On May 17, 2010, Mr. Yu, then the majority stockholder of New Solar relinquished his 63.4% equity interest in New Solar for the patents owned by the Company. Due to the inactivity of New Solar during the period from April 13, 2010 to May 17, 2010, the issuance of the 16,500,000 shares which was valued at par or $16,500 has been treated as an acquisition of 100% of New Solar from the date of issuance.

The acquisition of New Solar was accounted for using the purchase method of accounting in accordance with ASC section 805-10-05 of the FASB Accounting Standards Codification by allocating the purchase price over the assets acquired, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

	Book Value		Fair Value Adjustment		Fair Market Value
	$
Cash		$96	$		$96
Accounts receivable		1,200			1,200
Goodwill		-		19,865	19,865

Accrued expenses		(45)			(45)
Notes payable		(4,616)			(4,616)

Purchase price		$(3,365)		$19,865	$16,500

NOTE 5 – NOTES PAYABLE OF DISCONTINUED OPERATIONS

Notes payable of New Solar Electricity Corporation, of $8,416, accrues interest at 5% per annum, are due on demand and are payable to related parties.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On April 13, 2010, Ladybug Resource Group, Inc. acquired 16,500,000 shares of New Solar Electricity Corporation, a Nevada corporation (“New Solar”). At the time of acquisition these shares represented 36.6% of the issued and outstanding capital stock of New Solar. The balance of the shares were owned by Zhou (Jason) Yu. Mr. Yu had received his New Solar shares for his agreement to transfer intellectual property to New Solar. On May 17, 2010, Mr. Yu, then the majority stockholder of New Solar relinquished his 63.4% equity interest in New Solar for the patents owned by the Company. Due to the inactivity of New Solar during the period from April 13, 2010 to May 17, 2010, the issuance of the 16,500,000 shares which was valued at par or $16,500 has been treated as an acquisition of 100% of New Solar from the date of issuance.

On April 16, 2010, the board of directors of the Company recommended that the Company implement a Ten for One (10:1) forward stock split of its issued and outstanding common stock. On April 19, 2010, the Company’s majority shareholder approved the forward stock split transaction. The effective date for the forward split was May 19, 2010. The consolidated financial statements give retroactive effect to this forward stock split.

On June 2, 2010, the Company issued 2,000,000 shares of its common stock on behalf of Inner Path Health, its wholly-owned subsidiary for a license agreement for formulae owned by Inner Path Holdings, Inc (“Holdings”). The shareholders of Holdings are significant shareholders of Ladybug and because of this the transaction has been valued at $0.

On June 15, 2010, the Company issued 250,000 shares of common stock to an unrelated third party for services performed with a fair value of $250.

NOTE 7 – DISCONTINUED OPERATIONS

Effective June 30, 2010, the Company discontinued the operations of its two wholly owned subsidiaries, Inner Path Health and New Solar. As a result, the 2010 operations of these subsidiaries are treated as discontinued operations in the consolidated financial statements.

The following table summarizes the operating result of the discontinued operations for the fiscal year ended June 30, 2010:

New Solar
Professional fees	$4,165
Bad debt expense	1,200)
Office	66
5,431)
Inner Path Health
Organization costs	500)
Loss from discontinued operations	$5,931

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s former President, who resigned in October 2009 because of health issues, performed work and permitted the Company to use facilities and equipment owned by her without charge. The estimated cost of this service ($4,500 for the fiscal year ended June 30, 2010 and $18,000 for the fiscal year ended June 30, 2009) was recorded as an expense and as a contribution to paid-in-capital.

During the fiscal year ended June 30, 2010, the Company received loan of $10,500 from an entity controlled by relatives of the major shareholder.

All sales for the fiscal year ended June 30, 2010 were to entities controlled by the Company’s president.

NOTE 8 - INCOME TAXES

Deferred tax assets

At June 30, 2010, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $168,729 that may be used to offset future taxable income through 2030. No tax benefit has been reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes that the realization of the benefit from the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $57,367.

Deferred tax assets consist primarily of the potential tax effects of NOL carry forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $18,566 and $34,473, respectively, for the fiscal years ended June 30, 2010 and 2009.

Components of deferred tax assets at June 30, 2010 and 2009 are as follows:

	June 30, 2010		June 30, 2009
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards		$57,367	$38,801
Less valuation allowance		(57,367)	(38,801)
Deferred tax assets, net of valuation allowance	$	---	---

The Company’s utilization of NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than 50 percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, has resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.