Form 10-Q
period 2010-09-30
LADYBUG RESOURCE GROUP, INC.
filed 2010-11-16
CIK 1444313

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ending September 30, 2010

     .     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commissions file number    333-53306

LADYBUG RESOURCE GROUP, INC.
(Name of Small Business Issuer in its Charter)

Nevada	26-1973389
(State of Incorporation)	(IRS Employer identification No.)

11630 Slater Ave, N.E., Ste. 1, Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, 425-306-5028

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer      ., Accelerated filer      ., Non-accelerated filer      ., Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2010 we had 131,950,000 shares of common stock issued and outstanding.

LADYBUG RESOURCE GROUP, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

LADYBUG RESOURCE GROUP, INC.

Consolidated Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)
CURRENT ASSETS:
Cash	$3,334	$428
Prepaid expenses	4,000	4,000
Note receivable	15,000	-
Current assets of discontinued operations	246	65
Total Current Assets	22,580	4,493

COMPUTER EQUIPMENT – net of accumulated depreciation of $3,854 and $3,429, respectively	1,257	1,682
Deposit of discontinued operations	3,000	3,000
TOTAL ASSETS	$26,837	$9,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$88,194	$82,153
Loan payable – related party	11,000	11,000
Notes payable – related party	25,000	-
Current liabilities of discontinued operations	4,132	3,444
Notes payable of discontinued operations	9,328	8,416
Total	137,654	105,013

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 131,950,000 shares issued and outstanding	131,950	131,950
Additional paid-in capital	(59,060)	(59,060)
Accumulated deficit	(183,707)	(168,728)
Total Stockholders’ Deficit	(110,817)	(95,838)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,837	$9,175

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Revenue	$-	$3,059

Operating Expenses:
Compensation	-	4,500
Professional fees	11,040	14,352
Office and subcontractor costs	486	4,658
Travel	2,034	-
Total operating expenses	13,560	23,510

Loss from continuing operations before income taxes	(13,560)	(23,510)

Provision for income taxes	-	-
Loss from continuing operations	(13,560)	(23,510)

Discontinued operations:
Loss from discontinued operations, net of tax	1,419	-
	1,419	-

Net Loss	$(14,979)	$(20,451)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	-
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	131,950,000	113,200,000

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended September 30, 2010	For the Quarter Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,979)	$(20,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	425	425
Contribution of services	-	4,500
Changes in operating assets and liabilities:
Accrued expenses	6,041	8,302
Net Cash Used in Operating Activities	(8,513)	(7,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash included in discontinued operations	(181)	-
Increase in loan receivable	(15,000)	-
Net Cash Used in Investing Activities	(15,181)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	16,600	-
Proceeds from notes payable	10,000	-
Net Cash Provided by Investing Activities	26,600	-

NET CHANGE IN CASH	2,906	(7,224)

CASH AT BEGINNING OF PERIOD	428	8,213

CASH AT END OF PERIOD	$3,334	$989

See accompanying notes to the consolidated financial statements.

LADYBUG RESOURCE GROUP, INC.

September 30, 2010 and 2009

Notes to Interim Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim consolidated financial statements for the three months ended September 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended June 30, 2010 and notes thereto filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 12, 2010.

Fiscal year-end

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 and 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $183,707 at September 30, 2010, a net loss from continuing operations of $13,560, and net cash used in operations of $8,513 for the interim period then ended, respectively.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On July 19, 2010, the Company loaned $15,000 to an independent third party for a promissory note.  The note bears interest at 5% per annum, and is payable by July 19, 2011.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

Loan payable related party for $11,000 is from a company affiliated with a stockholder of the Company. The loan bears no interest and is due on demand.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 15, 2010, companies owned by stockholders of the Company, loaned the Company $25,000. The loans are due on or before December 31, 2010 and bear interest at 5% per annum.

NOTE 7 – NOTES PAYABLE OF DISCONTINUED OPERATIONS

Notes payable of New Solar Electricity Corporation, of $9,328, accrues interest at 5% per annum, are due on demand and are payable to related parties.

NOTE 8 – DISCONTINUED OPERATIONS

Effective June 30, 2010, the Company discontinued the operations of its two wholly owned subsidiaries, Inner Path Health and New Solar. As a result, the 2010 operations of these subsidiaries are treated as discontinued operations in the consolidated financial statements.

The following table summarizes the operating result of the discontinued operations for the three months ended September 30, 2010:

New Solar
Professional fees	$425
Office	994

(1,419)
Inner Path Health
-
Loss from discontinued operations	$(1,419)

NOTE 9 - RELATED PARTY TRANSACTIONS

Free office space

The Company had been provided office spaces by its majority stockholder at no cost.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

On October 14, The Company signed an Exchange Agreement with MAG INTERNATIONAL, INC., a California corporation on October 15, 2010 and on October 29, 2010; acquired control of MAG International, Inc. The Company purchased Eric and MaryAnn Baron's majority interest in MAG International, Inc.   This purchase represents 60% of the issued and outstanding capital stock of MAG International, Inc.

Mr. Baron was appointed to the Board of Directors and replaced Mitchell Trace as President of Ladybug. On November 5, 2010, the Ladybug Board of Directors appointed Thomas F. Krucker as Chief Executive Officer.  Mr. Krucker replaces Mitchell Trace as Chief Executive Officer. Mr. Krucker was also appointed to the Ladybug Board of Directors and named Chairman of the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Background

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending June 30, 2010.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

The purpose of this section is to discuss and analyze our financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" in this Quarterly  Report on Form 10-Q.

Plan of Operations

During the quarter ended September 31, 2010 our officers and interested shareholders devoted substantial time to identify new opportunities in the energy, health, and intellectual property sectors. We continued to focus our attention on niche technologies or technology that lends themselves to marketing through licensing or sublicensing but we extended our efforts in the energy sector to include energy efficient electric and flex fuel off-road vehicles.

For the three months ended September 30, 2010 and 2009, our operations were as follows:

REVENUES	$-	$3,059

EXPENSES
Professional fees	11,040	14,352
Compensation	-	4,500
Office and subcontractor costs	486	4,658
Travel	2,034	-
TOTAL OPERATING EXPENSES	13,560	23,500

LOSS FROM OPERATIONS	1,419	0

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(14,979)	$(20,451)

During the period ended September 30, 2010 our expenses decreased primarily because we did not require outside contractors to maintain our web sites and we did not pay any compensation. Shareholders voluntarily maintained our subsidiaries’ web sites. The loss from operations is attributable to our subsidiary, New Solar Electricity Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Ladybug had total liabilities of $137,654 as of September 30, 2010 consisting principally of accrued professional fees and notes payable.

Ladybug had negative working capital of $115,074 and an accumulated deficit of $183,707 as of September 30, 2010.

Ladybug had net cash used in operating activities of $8,513 for the three months ended September 30, 2010, consisting of net loss of $14,979, offset by $426 of depreciation, and the $6,041 increase in accounts payable and accrued professional fees.

Ladybug does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan can also use independent contractors to assist in many projects, and currently have shareholder who volunteer services at no cost to us. We will use funding, if obtained, to cover the salary of our President and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with our President. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000, the accrual of which will begin after we generate annual revenue of at least $100,000 per year.

We may seek private capital at some time in the future. If a market for our shares develops, of which there can be no assurance, we will use shares to compensate employees/consultants wherever possible. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended and as such will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations may reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

To meet commitments that become due more than 12 months in the future, we will have to achieve sufficient levels of profitability, of which there can be no assurance. There does not currently appear to be any viable source of long-term financing except that management may consider various sources of debt and/or equity financing if the same financing can be obtained on terms deemed reasonable to management.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to Smaller Reporting Companies

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Risks Related to the Business

1.

LADYBUG has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

LADYBUG has virtually no financial resources. We have negative working capital of negative working capital of $115,074 and a net stockholder’s deficit of $110,817 at September 30, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

LADYBUG is and will continue to be completely dependent on the services of our officers and directors the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

LADYBUG’s operations and business strategy are completely dependent upon the knowledge and business connections of our officers and directors. They are under no contractual obligation to remain employed by us. If they, or any one of them, should choose to leave us for any reason, our operations may likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.

3.

Most of our competitors or potential competitors may include large firms that have significantly greater financial and marketing resources than do we.

Most of our competitors, which include large energy, intellectual property, or medical firms, have significantly greater financial and marketing resources than do we. Many have sophisticated Websites and the ability to advertise in a wide variety of media. We will principally depend on the business contacts of our officers and directors and word of mouth. There are no assurances that our approach will be successful.

4.

There are significant potential conflicts of interest

Our key personnel are required to commit significant time to our affairs and, accordingly, these individual(s) (particularly our Chief Operating Officer, Dr. Craig Barton) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we have entered into an agreement with Dr. Barton specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

5.

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

6.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which require us to incur audit fees and legal fees in connection with the preparation of such reports. These costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

7.

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

Our internal controls may be inadequate or ineffective if our operations expand, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

8.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

9.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, Mitchell Trace and Patricia Barton.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

10.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

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

11.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

12.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article VII provide for indemnification as follows: No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

13.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

14.

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

15.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities recently registered have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

16.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

17.

We do not expect to pay cash dividends in the foreseeable future.

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

18.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence when and as required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

19.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection. Except during the year following when our registration statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We will also not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

31.1

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010

Ladybug Resource Group, Inc.

(Registrant)

/s/ Thomas F. Krucker

By: Thomas F. Krucker

Title: CEO/CFO